Form 10QSB
period 1996-06-30
SKYDOOR MEDIA & ENTERTAINMENT INC
filed 1996-10-22
CIK 811868

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED:  June 30, 1996

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM:
                 __________________________________
                 Commission File Number:    0-16205
                 __________________________________

                 SKYDOOR MEDIA & ENTERTAINMENT, INC.
       (Exact name of registrant as specified in its charter)

         DELAWARE                            33-0214792
 (State or other jurisdiction of         (I.R.S. Employer
   Incorporation or organization)         Identification Number)


18101 VON KARMON AVENUE, SUITE 1940, IRVINE, CA      92715
(Address of Principal Executive Offices)           (Zip Code)

                            (714) 756-8166
          Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    (x)            No   ( )

               APPLICABLE ONLY TO ISSUES INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan formed by a court.

                  Yes    ( )             No   ( )

                APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding at June 30, 1996:  5,610,663 shares of common stock issued and outstanding, of which 4,968,940 are restricted and 641,723 are free trading.

Transitional Small Business Disclosure Format (check one):

                  Yes    ( )            No   ( )

                                PART I

ITEM 1    FINANCIAL STATEMENTS

          Financial statements (including related comments thereto) filed as part of this report are listed below:

          Management supplied Financial Information for the Three Month Period Ended June 30, 1996

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the results of operations for the three month period ended June 30, 1996.

          RESULTS OF OPERATIONS

          SALES. Net sales for the period ended June 30, 1996 remained at $0. The Company has had no sales since converting to an entertainment and marketing company in December 1995.

          COST OF SALES. Cost of sales as a percentage of sales was 0% in the three month period ended June 30, 1996.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $0 in the three month period ended June 30, 1996.

          FINANCIAL CONDITION. Working capital at June 30, 1996 was $0.

                            PART II

ITEM 1.   LEGAL PROCEEDINGS

          The Registrant is not a party to any material legal proceedings; and, to the best of its knowledge, no such act by or against the Registrant is being threatened or considered.

ITEM 2.   CHANGES IN SECURITIES

          There have been no working capital restrictions and no limitations placed upon the payment of dividends; and none have been paid from the date of inception of the Registrant to present.

ITEM 3.   DEFAULT ON SENIOR SECURITIES

          There have been no defaults on any of the securities of the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters have been submitted to the Shareholders in the last quarter.

ITEM 5.   OTHER INFORMATION

          None applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

          (a) EXHIBITS. The following exhibits are filed with or incorporated by reference in this report:

                None applicable

          (b) REPORTS ON FORM 8-K. No reports have been filed last quarter.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYDOOR MEDIA & ENTERTAINMENT, INC.


/s/ Jeffrey S. Benice

____________________________________   Dated: _________________
By:  Jeffrey S. Benice
Duly Authorized Officer, Secretary


/s/ James Fenner
___________________________________    Dated: _________________
By:  James Fenner
Duly Authorized Officer, Director

               SKYDOOR MEDIA & ENTERTAINMENT, INC.

                      Financial Statements

                         June 30, 1996

                            FOX & FOX
                    CERTIFIED PUBIC ACCOUNTANTS
                    18101 Von Karman, Suite 350
                      Irvine, California 92715
                          (714) 251-6561
                        Fax: (714) 251-6562

September 25, 1996

The Board of Directors
Skydoor Media & Entertainment, Inc.




We have compiled the accompanying balance sheet of Skydoor Media & Entertainment, Inc. as of June 30, 1996, and the related statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures ordinarily included in financial statements. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position and results of operation. Accordingly, these financial statements are not designed for those who are not informed about such matters.


/s/ FOX & FOX

Fox & Fox
Irvine, California


                 SKYDOOR MEDIA & ENTERTAINMENT, INC.
                           BALANCE SHEET
                           June 30, 1996


                                           June 30,
ASSETS                                       1996
                                        _____________

CURRENT ASSETS
   Cash in Union Bank                   $    (178.16)
                                        _____________
     TOTAL CURRENT ASSETS                    (178.16)

                                        _____________
TOTAL ASSETS                            $    (176.16)
                                        =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable - Officers             $  68,519.93
                                        _____________
     TOTAL CURRENT LIABILITIES             68,519.93
                                        _____________
LONG-TERM LIABILITIES
EQUITY
   Common stock                            69,772.68
   Additional paid-in capital           4,100,950.00
   Stock options & warrants                (5,625.00)
   Retained earnings                   (4,233,585.77)
   Current income (loss)                     (210.00)
                                        _____________
    TOTAL EQUITY                          (68,698.09)
                                        _____________
TOTAL LIABILITIES  AND
   STOCKHOLDERS' EQUITY                 $    (178.16)
                                        =============






[FN]
                See accountant's compilation report.


                 SKYDOOR MEDIA & ENTERTAINMENT, INC.
                         INCOME STATEMENT
                  For the Period Ended June 30, 1996



                                        3 Months Ended
                                         June 30, 1996     Pct
                                         _____________   ______


REVENUE                                  $       0.00      0.00

OPERATING EXPENSES
   Bank charges                                 83.99      0.00
   Dues and subscriptions                       29.51      0.00
   Office supplies                               6.50      0.00
                                         _____________   ______
   Total expenses                              210.00      0.00
                                         _____________   ______

      OPERATING INCOME                        (210.00)     0.00
                                         _____________   ______

      NET INCOME (LOSS)                  $    (210.00)     0.00
                                         =============   ======



















[FN]
                See accountant's compilation report.


                 SKYDOOR MEDIA & ENTERTAINMENT, INC.
                     STATEMENT OF CASH FLOWS
                  For the Period Ended June 30, 1996
             Increase (Decrease) in Cash or Cash Equivalents



Cash Flow from Operating Activities
   Net Income (Loss)                            $     (210.00)
   Adjustments to Reconcile Cash Flow                    -
   Decrease (Increase) in Current Assets                 -
   Increase (Decrease) in Current Liabilities            -
     Accounts Payable                              (18,519.93)
                                                ______________
        Cash Provided (Used) by Operations         (18,729.93)

Cash Flow From Investing Activities
   Sales (Purchases) of Assets                           -

Cash Flow From Financing Activities
   Cash (Used) Provided by:
     Notes Payable - Officers                       18,519.93
                                                ______________

       Cash Provided (Used) by Financing            18,519.93

       Net Increase (Decrease) in Cash                (210.00)

       Cash at Beginning of Period                      31.84
                                                ______________

       Cash at End of Period                    $     (178.16)
                                                ===============








