Form 10QSB
period 1996-09-30
ICE HOLDINGS INC
filed 1996-12-16
CIK 811868

[THIS SPACE LEFT BLANK INTENTIONALLY]

=================================================================



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30,
1996

                 Commission file Number  0-16205

                        ICE Holdings, Inc.
(Exact name of small business issuer as specified in its charter.)

         Delaware                            33-0214792
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

7203 Earldom Ave., Playa Del Rey, CA              90293
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (310) 305-1766

                SKYDOOR MEDIA & ENTERTAINMENT, INC.
      18101 Von Karman Avenue, Suite 1940, Irvine CA  92715
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

As of September 30, 1996, there were 12,610,663 shares of Common Stock issued and outstanding, of which ___________ are restricted and ____________ are free trading.











=================================================================

                              PART I.

Item 1.  FINANCIAL STATEMENTS

Financial statements (including related comments below) filed as part of this report are listed below:

Management supplied Interim Financial Information for the Three
Month Period and the Six Month Period ended September 30, 1996.















                        ICE HOLDINGS, INC.

                      FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

                          [LETTERHEAD]
                            FOX & FOX
                  CERTIFIED PUBLIC ACCOUNTANTS
                   18101 VON KARMAN, SOUTH 350
                    IRVINE, CALIFORNIA  92715
                         (714) 251-6561
                       Fax (714) 251-6562
December 13, 1996

The Board of Directors
Ice Holdings, Inc.

We have compiled the accompanying balance sheet of Ice Holdings, Inc. as of September 30, 1996 and 1995, and the related statements of income and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The Company has incurred significant losses since its inception. Management believes that actions being presently take to revise the Company's operations and financial requirements provide the opportunity for the Company to continue as a going concern. However, if the Company is unable to successfully restructure operations in order to reduce operating losses or generate operating profits, or raise additional capital, it is uncertain whether the Company will be able to meet its obligations over the coming year and it raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has elected to omit substantially all of the disclosures ordinarily included in financial statements. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position and results of operations. Accordingly, these financial statements are not designed for those who are not informed about such matters.

/s/  FOX & FOX

Fox & Fox
Irvine, California

                           ICE HOLDINGS, INC.
                             BALANCE SHEETS
                       SEPTEMBER 30, 1996 AN 1995


                                 ASSETS

                                     1996                1995
                                 _____________        _____________

Total Assets                      $       -            $      -
                                  ============         ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                   $    50,000                 -
   Note payable - interest             18,520                 -
                                  ____________         ____________

   Total Current Liabilities      $    66,520                 -

Stockholders' Equity:
   Common stock                        69,773              69,773
   Additional paid in capital       4,100,950           4,100,950
   Stock options and warrants           5,600               5,600

   Retained earnings               (4,244,811)         (4,176,323)
   Current year loss                      (32)                -
                                  ------------         -----------
   Total Stockholders' Equity         (68,520)            (68,520)
                                  ------------         -----------
Total Liabilities and
   Stockholders' Equity           $       -            $      -
                                  ============         ============
















            See accompanying notes and accountants' report.

                       ICE HOLDINGS, INC.
                      STATEMENT OF INCOME
 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1996


                             Three Months Ended  Six Months Ended
                                September 30,      September 30,
                               1996      1995      1996      1995
                             ________  ________  ________  ________

Revenue                      $   -     $    -     $   -    $   -

Operating Expenses:
  General and Administrative   (178)        -        (32)      -
                             ________  ________   ________  _______

Operating Income (Loss)      $ (178)   $    -     $  (32)   $  -


Taxes on Income                  -          -         -        -
                             ________  ________   ________  _______

Net Income (Loss)            $   178   $    -     $   -     $  -
                             ========  ========   ========  =======

Earnings per share           $   -     $    -     $   -     $  -
                             ========  ========   ========  =======
























           See accompanying notes and accountants' report.

                        ICE HOLDINGS, INC
                    STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           Six Months Ended
                                             September 30,
                                          1996           1995
                                      ____________   ____________
Operating Activities:
 Net income                            $      (32)    $      -
  Changes in assets and liabilities
   Accrued expenses                       (18,520)           -
   Note payable - shareholder              18,520            -
                                      ____________   ____________

Cash Used by Operating Activities             (32)           -

                                      ____________   ____________
Net Decrease in Cash                          (32)           -

Cash at beginning of period           $        32    $       -
                                      ____________   ____________
Cash at end of period                 $       -      $       -
                                      ============   ============



























            See accompanying notes and accountants' report.

ICE HOLDINGS, INC
NOTES TO COMPILED FINANCIAL STATEMENTS
SEPTEMBER 30 1996 AND 1995



SUBSEQUENT EVENTS

Subsequent to September 30, 1996 but prior to the issuance of these financial statements, the Company took the following actions:

The Company changes its name from Skydoor Media & Entertainment,
Inc. to Ice Holdings, Inc.

The Company also changed its address to 7203 Avenue, Playa Del Rey,
CA  90293.

The Company's Board of Directors authorized a reverse split of the Company's common shares on October 15, 1996 with an effective date of October 18, 1996. Before the split there were 12,610,663 common shares issued and outstanding. After the split there a re 50, 443 shares issued and outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the three month period ended September 30, 1996, compared to the three month period ended September 30, 1995, and changes in financial condition during the three months ended September 30, 1996.


RESULTS OF OPERATIONS

SALES:

Net sales for the period ended September 30, 1996 remained a $0.
The Company has had no sales since converting to an entertainment and marketing company in December, 1995.

COST OF SALES:

Cost of sales as a percentage of sales was 0% in the three month period ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $0 in the three months ended September 30, 1996.

FINANCIAL CONDITION:

Working capital at September 30, 1996 was $0.

                            PART II

Item 1.     LEGAL PROCEEDINGS

     The Registrant was named as a defendant in a civil action commenced on June 14, 1996 in the Superior Court for the State of California, County of Orange. The case was removed from Superior Court in the U.S,. District Court, Central District of California, Southern Division on August 30, 1996. John A. Jacobson is the plaintiff and the defendants are Skydoor Media & Entertainment, Inc., Jeffrey S. Benice, Glen Horan, Sam Bose, Fred Fateri, and Vegas Chips, Inc. The facts underlying the proceeding arise from a promissory note. The promissory note is in the face amount of $50,000, dated November 8, 1995 and due on November 8, 1996. The terms and conditions of the note are the subject matter of the lawsuit. The relief sought by plaintiff is rescission, payment and, or damages.

Item 2.     CHANGES IN SECURITIES

     a. There have been no working capital restrictions and no limitations placed upon the payment of dividends; and none have been paid from the date of inception of the Registrant to the present.

    b.  The Registrant sold Seven Million (7,000,000) par value
$0.001 per share, for a total consideration of Twenty-five Thousand ($25,000) Dollars pursuant to the terms of a Stock Purchase
Agreement.

Item 3.     DEFAULT ON SENIOR SECURITIES

     There have been no defaults on any of the securities of the Registrant.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 17, 1996, the majority shareholders of the Registrant consented to the change in par value and Stock Purchase Agreement set forth above in Item 2.

Item 5.     OTHER INFORMATION

     a.  The Registrant changed its name from Skydoor Media &
Entertainment, Inc. to Ice Holdings, Inc. on October 9, 1996.

     b. The Registrant effected a 200:1 reverse split of issued and outstanding shares effective October 18, 1996.

Item 6.     EXHIBITS AND REPORTS ON 8-K

     Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

     a. EXHIBITS. The following exhibits are filed with or incorporated by reference in this report: None applicable.

     b. REPORTS ON FORM 8-K. 1. No reports on Form 8-K were filed during the quarter ending September 30, 1996.

                          SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ICE HOLDINGS, INC.
                                    A Delaware Corporation


                                    /s/ Gregory Martin
Date: __________________            ______________________________
                                    Gregory J. Martin, Secretary
                                    Secretary

                                    /s/ Matthew Zuckerman
Date: __________________            ______________________________
                                    Matthew Zuckerman, President
                                    Director