Form 10QSB/A
period 1996-09-30
ICE HOLDINGS INC
filed 1997-02-07
CIK 811868

[THIS SPACE LEFT BLANK INTENTIONALLY]

=================================================================



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB/A


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


                         YES [X]        NO [ ]

As of September 30, 1996, there were 12,610,663 shares of Common Stock issued and outstanding, of which 11,968,940 are restricted and 641,723 are free trading.











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

/s/  FOX & FOX

Fox & Fox
Irvine, California

                           ICE HOLDINGS, INC.
                             BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND 1995


                                 ASSETS

                                     1996                1995
                                 _____________        _____________

Total Assets                      $       -            $      -
                                  ============         ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                   $    50,000                 -
   Note payable - interest             18,520                 -
                                  ____________         ____________

   Total Current Liabilities      $    68,520                 -

Stockholders' Equity:
   Common stock                        69,773              69,773
   Additional paid in capital       4,100,950           4,100,950
   Stock options and warrants           5,600               5,600

   Retained earnings               (4,244,811)         (4,176,323)
   Current year loss                      (32)                -
                                  ------------         -----------
   Total Stockholders' Equity         (68,520)                -
                                  ------------         -----------
Total Liabilities and
   Stockholders' Equity           $       -            $      -
                                  ============         ============
















            See accompanying notes and accountants' report.

                       ICE HOLDINGS, INC.
                      STATEMENT OF INCOME
 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1996


                             Three Months Ended  Six Months Ended
                                September 30,      September 30,
                               1996      1995      1996      1995
                             ________  ________  ________  ________

Revenue                      $   -     $    -     $   -    $   -

Operating Expenses:
  General and Administrative   (178)        -        (32)      -
                             ________  ________   ________  _______

Operating Income (Loss)      $ (178)   $    -     $  (32)   $  -


Taxes on Income                  -          -         -        -
                             ________  ________   ________  _______

Net Income (Loss)            $  (178)  $    -     $  (32)   $  -
                             ========  ========   ========  =======

Earnings per share           $   -     $    -     $   -     $  -
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



SUBSEQUENT EVENTS

Subsequent to September 30, 1996 but prior to the issuance of these financial statements, the Company took the following actions:

The Company changes its name from Skydoor Media & Entertainment,
Inc. to Ice Holdings, Inc.

The Company also changed its address to 7203 Avenue, Playa Del Rey,
CA  90293.

The Company's Board of Directors authorized a reverse split of the Company's common shares on October 15, 1996 with an effective date of October 18, 1996. Before the split there were 12,610,663 common shares issued and outstanding. After the split there are 50,443 shares issued and outstanding.

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

Item 5.     OTHER INFORMATION

     a.  The Registrant changed its name from Skydoor Media &
Entertainment, Inc. to Ice Holdings, Inc. on October 9, 1996.

     b. The Registrant effected a 250:1 reverse split of issued and outstanding shares effective October 18, 1996.

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