Form 10QSB
period 1996-12-31
ICE HOLDINGS INC
filed 1997-02-21
CIK 811868

[THIS SPACE LEFT BLANK INTENTIONALLY]


Format:  Set margins 0.5 top, 0.5 bottom, 1.0 left, 1.0 right
         (Page size 60 lines, 80 spaces)
         Courier 10pt or similar non-proportional type

=============================================================================



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

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

                            YES [X]        NO [ ]

As of February 11, 1996, there were 11,107,966 shares of Common Stock issued and outstanding, of which 9,851,549 are restricted and 1,256,417 are free trading.



















=============================================================================

                              PART I.

Item 1.  FINANCIAL STATEMENTS

Financial statements (including related comments below) filed as part of this report are listed below:

Management supplied Interim Financial Information for the Three
Month Period and the Nine Month Period ended December 31, 1996.















                              ICE HOLDINGS, INC.

                            FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1995

                          [LETTERHEAD]
                            FOX & FOX
                  CERTIFIED PUBLIC ACCOUNTANTS
                   18101 VON KARMAN, SOUTH 350
                    IRVINE, CALIFORNIA  92715
                         (714) 251-6561
                       Fax (714) 251-6562


February 14, 1997

The Board of Directors
Ice Holdings, Inc.



We have compiled the accompanying balance sheet of Ice Holdings, Inc. as of December 31, 1996 and 1995, and the related statements of income and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/  FOX & FOX

Fox & Fox
Irvine, California

                           ICE HOLDINGS, INC.
                             BALANCE SHEETS
                      DECEMBER 31, 1996 AND 1995


                                 ASSETS

                                       1996                1995
                                  _____________        _____________
Current Assets
   Cash                           $   126,048          $       -
Property and Equipment (at cost):
   Office Equipment, net of
     depreciation                       1,949                  -
                                  _____________        _____________

Total Assets                      $   127,997          $       -
                                  =============        =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                     2,410                 -
   Note payable                        50,000                 -
   Note payable - interest              6,871                 -
   Other current liabilities            2,000                 -
                                  ____________         ____________

   Total Current Liabilities      $    61,281                 -
                                  ____________         ____________
Long-Term Liabilities
   Note payable                       130,000                 -
                                  ____________         ____________
Stockholders' Equity:
   Common stock                        11,108                  58
   Stock options and warrants             -                 5,600
   Additional paid in capital       4,248,965           4,170,665
   Accumulated deficit             (4,244,811)         (4,176,323)
   Current year loss                 (78,546))                -
                                  ------------         -----------
   Total Stockholders' Equity         (63,284)                -
                                  ------------         -----------
Total Liabilities and
   Stockholders' Equity           $   127,997          $      -
                                  ============         ============






            See accompanying notes and accountants' report.

                       ICE HOLDINGS, INC.
                      STATEMENT OF INCOME
 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                             Three Months Ended  Six Months Ended
                                 December 31,       December 31,
                               1996      1995      1996      1995
                             ________  ________  ________  ________

Revenue                      $    -    $    -     $   -    $   -

Operating Expenses:
  General and Administrative   78,514        -      78,546      -
                             ________  ________   ________  _______

Operating Income (Loss)      $(78,514) $    -     $(78,546) $  -


Taxes on Income                  -          -         -        -
                             ________  ________   ________  _______

Net Income (Loss)            $(78,514) $    -     $(78,546) $  -
                             ========  ========   ========  =======

Earnings per share           $   -     $    -     $   -     $  -
                             ========  ========   ========  =======
























           See accompanying notes and accountants' report.

                        ICE HOLDINGS, INC.
                    STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           Nine Months Ended
                                             December 31,
                                          1996           1995
                                      ____________   ____________
Cash Flows From Operating Activities:
  Loss                                 $  (78,546)   $        -
  Adjustment to reconcile loss to
   net cash provided by operating
   activities
  Depreciation                               -                -
  Increase (Decrease) in:
    Accounts payable                        2,410              -
    Other current liabilities               2,000              -
    Accrued interest payable              (11,649)             -
                                      ____________   ____________

Cash Used by Operating Activities        (85,785)             -
                                      ____________   ____________

Cash Flows From Investing Activities
  Purchase of equipment                   (1,949)             -
                                      ____________   ____________

Cash Used by Investing Activities         (1,949)             -

Cash Flows From Financing Activities
  Long-term borrowings                   130,000              -
  Sale of common stock                    83,750              -
                                      ____________   ____________

Net Cash Provided by Financing
   Activities                            213,750              -
                                      ____________   ____________

Net Increase in Cash                     126,016              -

Cash at beginning of period           $       32     $        -
                                      ____________   ____________

Cash at end of period                 $  126,048     $        -
                                      ============   ============






            See accompanying notes and accountants' report.

ICE HOLDINGS, INC.
NOTES TO COMPILED FINANCIAL STATEMENTS
DECEMBER 31 1996 AND 1995



REVERSE STOCK SPLIT

The Company's Board of Directors authorized a reverse split of the Company's common shares on October 15, 1996 with an effective date of October 18, 1996. Before the split there were 13,921,085 shares issued and outstanding. After the split and adjustments for fractional ceded shares, there were 57,966 shares issued and outstanding.

NEW STOCK ISSUES

During the quarter ended December 31, 1996, the Company issued a total of 11,050,000 shares of common stock. This brings the total shares issued and outstanding to 11,107,966. The par value of these shares is considered to be $0.001, which results in common stock value of $11,108.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995, and changes in financial condition during the three months ended December 31, 1996.


RESULTS OF OPERATIONS

SALES:

Net sales for the period ended December 31, 1996 remained a $0.
The Company has had no sales since converting to an entertainment and marketing company in December 1995.

COST OF SALES:

Cost of sales as a percentage of sales was 0% in the three month period ended December 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $0 in the three months ended December 31, 1995. The Company did expend $78,514 in the three months ended December 31, 1996 for legal and consulting expenses to position the Company for future acquisitions.

FINANCIAL CONDITION:

Working capital at December 31, 1996 was $64,767. As of December 31, 1996, the Company had received $130,000 as an advance on an operating loan of $162,800 which is convertible to common stock at a later date.

                            PART II

Item 1.     LEGAL PROCEEDINGS

     The Registrant, as previously reported, was named as a defendant in a civil action commenced on June 14, 1996 in the Superior Court for the State of California, County of Orange. The case was removed from Superior Court in the U.S. District Court, Central District of California, Southern Division on August 30, 1996. John A. Jacobson is the plaintiff and the defendants are Skydoor Media & Entertainment, Inc., Jeffrey S. Benice, Glen Horan, Sam Bose, Fred Fateri, and Vegas Chips, Inc. The facts underlying the proceeding arise from a promissory note. The promissory note is in the face amount of $50,000, dated November 8, 1995 and due on November 8, 1996. As of December 31, 1996, no payments on this promissory note have been made. The terms and conditions of the note are the subject matter of the lawsuit. The relief sought by plaintiff is rescission, payment and, or damages.

Item 2.     CHANGES IN SECURITIES

     a. There have been no working capital restrictions and no limitations placed upon the payment of dividends; and none have been paid from the date of inception of the Registrant to the present.

     b. The Registrant effected a 250:1 reverse split of issued and outstanding shares effective October 18, 1996.

     c. As of October 15, 1996, the Registrant's Board of Directors authorized the following sales of common stock, as previously reported in the 8-K filed October 22, 1996.

        (1) Four Million Six Hundred Fifty Thousand (4,650,000) common shares for a total consideration of Twenty-three Thousand ($23,250) Dollars. The sale of these shares will be sold pursuant to the transaction exemption afforded by Regulation S. These offers and sales involve ten non-U.S. persons in offshore transactions as these terms are defined in Regulation S.

        (2) Six Million Fifty Thousand (6,050,000) common shares for a total consideration of Thirty Thousand Two Hundred Fifty ($30,250) Dollars. The sale of these shares will be sold pursuant to the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. These offers and sales involve ten U.S. persons.

        (3) Three Hundred Fifty Thousand (350,000) common shares for a total consideration of Seven Thousand ($7,000) Dollars. The sale of these shares will be sold pursuant to a Registration Statement filed on Form S-8 in accordance with the Company's 1996 Stock Option Plan.

Item 3.     DEFAULT ON SENIOR SECURITIES

     As of December 31, 1996, the Registrant is in default on the Jacobson Note, as disclosed in Item 1 above. The note is for $50,000 and is in dispute although the Company has accrued interest on the note through December 31, 1996 of $6,871.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None applicable.

Item 5.     OTHER INFORMATION

     None applicable.

Item 6.     EXHIBITS AND REPORTS ON 8-K

     Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

     a. EXHIBITS. The following exhibits are filed with or incorporated by reference in this report: None applicable.

     b. REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

        (1) The Registrant filed a Form 8-K dated October 10, 1996 disclosing a change in control, appointment of new directors, notification of the assistance of a consultant to the Registrant, authorization of a change in par value, change of corporate name, and resignation of directors. Also, a notification that the share registry was considered out of balance at that time was included.

        (2) The Registrant filed a Form 8-K dated October 22, 1996 disclosing an appointment of new directors, a reverse stock split of 250 to 1, sale of common stock and resignation of directors.

        (3) The Registrant filed a Form 8-K dated November 4, 1996 appointing new directors and officers.


                          SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ICE HOLDINGS, INC.
                                    A Delaware Corporation



Date: February 20, 1997            ______________________________
                                    Gregory J. Martin, Secretary
                                    Secretary


Date: February 20, 1997            ______________________________
                                    Matthew Zuckerman, President
                                    Director