Form 10-K
period 1997-03-31
ICE HOLDINGS INC
filed 1997-07-09
CIK 811868

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-KSB

           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to


                   Commission File Number 0-16205

                         ICE HOLDINGS, INC.

       (Exact Name of registrant as specified in its charter)


        Delaware                                           33-0214792
  (State or other jurisdiction of incorporation   (I.R.S Employer I.D. Number)
             or organization)

      7203 Earldom Avenue, Plana Del Ray, CA               90293
      (Address of Principal Executive Offices)           (Zip Code)

     Registrant's telephone number, including area code (310) 305-1766

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  __X__    NO  _____

As of May 31, 1997 there were 11,107,966 shares of Common Stock issued and outstanding, of which 6,947, 340 are restricted and 4,106,626 are free trading.

ITEM 1.     BUSINESS

Introduction

ICE Holdings, Inc., a Delaware corporation (the "Registrant") was organized under the laws of the State of Delaware on February 6, 1987, originally under the name of Shopping at Home Television Network, Inc. On February 10, 1989, the Registrant merged with Vegas Chips, a closely held Nevada corporation and changed its name to Vegas Chips, Inc. The Registrant became Skydoor Media & Entertainment, Inc. effective December 15, 1995. On October 9, 1996, the Registrant changed its name to ICE Holdings, Inc.

In conjunction with a transfer of a majority of the Registrant's common shares in July, 1995, the Registrant ceased production and marketing of snack food products and sold its snack food manufacturing equipment, effectively discontinuing operations. As Skydoor Media & Entertainment, Inc., the Registrant intended to provide on-line computer networking services required for the operation of a central data processing web site service. The Registrant was investigating the ability to conduct sales and marketing of a wide variety of services via the internet.

ICE Holdings, Inc., since October, 1996, is positioning itself as an integrated company assisting in the development of emerging information, communications and entertainment technology companies. The Registrant will provide working capital, financial and management services, and strategic relationships for subsidiaries which are being identified for future control.

Products and  Operations

The Registrant identified its first acquisition in April 1997 and signed an acquisition agreement on April 24, 1997, wherein the Registrant would acquire sixty-percent of the common stock of Default Management Network, Inc., a Nevada corporation ("DMN"). In May 1997, the Registrant paid $1,500 for 1,500,000 shares of common stock in DMN. Also as part of this acquisition, the Registrant is providing DMN with a $2,000,000 revolving line of credit. The initial advances on this line of credit through June 30, 1997 total $500,000 under an agreement which has not been finalized as to the terms and conditions for this interim financing. Other than this acquisition, the Registrant has no productive assets. The Registrant is pursuing the development of additional financial resources and other targeted companies for future acquisitions. The Registrant will be marketing its services to other acquisition targets as additional investor capital is acquired.

The Registrant had no full time employees as of March 31, 1997. As of April 1, 1997, Mr. Gregory J. Martin, currently the Registrant's President, became the company's only employee. However, the Registrant during the past six months has used the services of consultants and independent contractors as required.

ITEM 2.    PROPERTIES

The Registrant maintains an office located at 7203 Earldom Avenue, Plana Del Ray, California. The Company has been awaiting closing of acquisitions as a prelude to site selection of Corporate Headquarters. Previous press releases originally targeted San Diego, California, however recent developments have focused attention on Orange County and a planned move is imminent.

ITEM 3.    LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings; and, to the best of its knowledge, no such act by or against the Registrant is being threatened or considered, with the exception of the following:

(1) In November 1995, Mr. John A. Jacobson lent $50,000 to Skydoor Media & Entertainment, Inc.("Skydoor"), the predecessor in interest of the Registrant. Skydoor gave Jacobson a promissory note in the amount of $50,000 plus 12% interest with a conversion option to common stock at $0.68 per share (the "Note").

In January 1996, Mr. Jacobson allegedly attempted to convert the Note. However, the principals of Skydoor allegedly would not allow him to do so, nor did they pay him.

Mr. Jacobson filed a complaint against Skydoor, its principals, and its predecessor-in-interest, Vegas Chips, Inc., on June 14, 1996, in Orange County Superior Court, case number 765161. The case was removed to Federal Court on motion of the defendants, but has since been remanded back to State Court.

The Registrant took over control of Skydoor in October 1996 at which time this litigation was still pending, unbeknownst to the Registrant and contrary to the representations of the sellers. Therefore, as successor-in-interest to Skydoor, the Registrant may still be responsible for this action. However, the Registrant's potential financial exposure for this contingent liability as discussed in Note 17 of the Financial Statements is remote and should not impact upon the Registrant in excess of $50,000.00, exclusive of any costs associated with the defense and resolution of the claims.

(2) On approximately October 23, 1996, Mr. Dale Jacobs wrote a letter to Ms. Barbara Katz, U.S. SEC Senior Attorney, alleging that La Jolla Securities participated in market manipulation and short selling and trading on inside information in connection with the reverse stock split of the Registrant. This letter did not directly implicate the Registrant. To date, the Registrant has received no communication from the SEC with regards to this letter.

Also in connection with the reverse stock split, Mr. Howard P. Kamin, an attorney, sent a letter to Skydoor, dated October 25, 1996, stating that Mr. Kamin's client purchased 140,000 shares of the Registrant and lost approximately $15,000 when the stock split. The letter requests someone from Skydoor to contact Mr. Kamin to settle this matter. This letter did not directly implicate the Registrant itself. To date, the Registrant has not had any other communications, oral or written, with Mr. Kamin.

Last, in connection with the reverse stock split, M. Richard Cutler, an attorney, sent a letter to Emmett, Larkin & Company, Inc., stating that Mr. Cutler's clients incurred substantial financial losses as a result of alleged stock manipulation and short trading by La Jolla Securities. Emmett, Larkin & Company, Inc. is the clearing firm for La Jolla Securities. This letter did not directly implicate the Registrant itself. To date, the Registrant has not had any other communications, oral or written, with Mr. Cutler.

Management of the Registrant believes that the Registrant's potential financial exposure for any activities taken by third parties in connection with the reverse stock split is remote.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the last quarter of its fiscal year ended March 31, 1997.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY STOCK
           AND RELATED SHAREHOLDER MATTERS

The authorized capital stock of the Registrant consists of 50,000,000 shares of common stock, $0.001 par value.

As of May 31, 1997, there are approximately 2,300 shareholders currently holding Common Stock in Registrant. Registrant has approximately
11,107,966 shares of common stock outstanding, of which approximately 4,106,626 shares are free trading and the remainder are restricted shares under Rule 144.

The Registrant's Common Stock is traded on the NASD over-the-counter bulletin board system under the symbol "ICEH". The high and low bid prices for the Registrant's common stock for period of October 18, 1996 through December 31, 1996 and the fourth quarter ended March 31, 1997 were as follows:


  1996                                      HIGH                 LOW
---------------------------------------------------------------------------
Period from 10/18/96 through               $   6.125        $    3.125
12/31/96
Fourth quarter ended 3/31/97               $   8.75         $    4.125
---------------------------------------------------------------------------


The foregoing over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The payment by the Registrant of dividends, if any, in the future, rests with the discretion of its Board of Directors, and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends due to its present financial status and, due to its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future. Under Delaware corporate law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Registrant will be pursuing acquisition of capital for the implementation of the Company's business plan. ICE Holdings, Inc. is attempting through various channels to raise at least $5,000,000 to pursue various business acquisitions. The Company's goal is to challenge the traditional venture capital and investment communities and become a regional leader in assisting technology companies to meet their business goals. The Registrant plans to offer subsidiaries the development of a tightly integrated package of capital resources, financial and management expertise and strategic relationships. The Registrant is assembling the technical and business expertise to be able to identify, select and acquire target companies with high intrinsic value in emerging information, communications and entertainment technology companies of Southern California.

The Registrant has been able to meet its current cash needs through its original resources and relationships with other investors. As part of the acquisition of Default Management Network, Inc., the Registrant may need to raise an additional $1,500,000 during 1997 to be available for the balance of the revolving line of credit that is part of the acquisition's structure. Management believes that with the proper associations, the Registrant we be able to meet the financial needs of the agreement.

ITEM 7.   FINANCIAL STATEMENTS

Reference is hereby made to Item 13 of this report with respect to the financial statements.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The directors and officers of the Registrant are as follows:


Name                                       Age      Position
------------------------                   ---      ---------
Gregory J. Martin                          41       Sole Director, President,
                                                    Chief Executive Officer,
                                                    Secretary

Edward Hanson                              49       Chief Financial Officer


Mr. Gregory J. Martin, Sole Director, President, Chief Executive Officer, and Secretary, is an international business executive and management consultant. He has 13 years general and technical management experience in aviation operations and defense aerospace systems. He also served for 13 years as a Naval Officer and Naval Aviator in a variety of roles including department head, maintenance officer, mission commander, flight instructor, and maintenance test pilot. For two years he worked as a Systems Analyst for Vitro Corporation managing operational test and evaluation of ASW Helicopters, under a contract to the Naval Space and Warfare Systems Command. For the last five years he has been active in international business in a variety of roles including Managing Director of Claridge House, Ltd., a Hong Kong firm, and President of PowerTech International, Inc., a start-up international business consulting firm. Mr. Martin has a B.S. in Physical Science from the U.S. Naval Academy, and an executive level, international business MBA from the University of Southern California's IBEAR Program.

Mr. Edward G. Hanson, Chief Financial Officer, joined the Registrant May 15, 1997. Mr. Hanson is a certified public accountant and has a B.B.A. in Accounting and Finance from the University of Hawaii. In addition to Mr. Hanson's duties as the Registrant's Chief Financial Officer, he is the Chief Financial Officer for Marketing Direct Concepts, Inc. From October 1995 through June 1997, Mr. Hanson was Chief Financial Officer and a Director of I/OMagic Corporation, a public company. From June 1995 through December 1996, Mr. Hanson was Chief Financial Officer and a Director of Pacific International Enterprises, Inc., a public company. Mr. Hanson was Chief Financial Officer and a Director of Peabodys Coffee, Inc. from May 1995 through May 1996. From January 1995 through July 1995, he was Controller of Iwerks Entertainment, Inc., a public company, responsible for its accounting department and all corporate financial reporting. Mr. Hanson was Vice President and Controller of Sante Fe Extruders from June 1993 through January 1995. From August 1985 to June 1993, Mr. Hanson was President of Hanson & Associates, an independent management consulting firm.

During the fiscal year ended March 31, 1997, the Board of Directors held less than ten meetings. All of the directors attended one hundred percent of the meetings of the Board of Directors.

The Registrant does not have a nominating committee of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

          The Company's Board of Directors authorized the compensation of several of its officers with restricted shares of the Company's common stock and options. The following officers of the Company receive the following annual cash salaries and other compensation:



Summary Compensation Table

Name and Principal              Fiscal   Annual                   Awards (2)
                                Year     Salary(1)    Restricted  Securities
                                                      Stock       Underlying
                                                      Awards (3)  Options
___________________________________________________________________________
Matthew M. Zuckerman            1996    $  30,000     700,000 (5)   0
President (4)
---------------------------------------------------------------------------
Gregory J. Martin               1996    $  30,000      75,000 (6)   0
Vice President and
Chief Financial Officer
---------------------------------------------------------------------------
All Officers as a Group
(2 Persons)                     1996    $  60,000     775,000       0
---------------------------------------------------------------------------


(1) No officers received any bonus or other annual compensation other than salaries during fiscal 1996, nor did any officers receive any amounts for personal benefits, such as the cost of automobiles, life insurance, or medical insurance.

(2) No officers received or will receive any long term incentive plan
(LTIP) payouts or other payouts during fiscal 1997.

(3) All stock awards are shares of Common Stock of the Registrant.

(4) Mr. Zuckerman resigned on April 30, 1997.

(5) Mr. Zuckerman purchased 700,000 shares of Common Stock of the
Registrant for $0.005 per share.

(6) Mr. Martin purchased up to 75,000 shares of common stock of the Registrant for $0.005 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of May 31, 1997, the outstanding shares of Common Stock of the Registrant owned of record or beneficially by each person who owned of record, or was known by the Registrant to own beneficially, more than 5% of the Registrant's common stock, and the name and shareholdings of each officer and director of the Registrant as a group:



                                                              PERCENTAGE
                                            NUMBER OF         BENEFICIALLY
NAME                                        SHARES (1)        OWNED
--------------------------------------------------------------------------
Gregory  J. Martin (2)                      375,000              3.4%
---------------------------------------------------------------------------
Matthew M. Zuckerman (2)                     35,000              4.2%
---------------------------------------------------------------------------
Kerman Family Properties, Inc.              465,000              6.0%
c/o Jonathan Zuckerman
745 River Road
P.O. Box 803
Shelton, CT  06484
---------------------------------------------------------------------------
Edward Hanson (2)                              -0-(1)              *
---------------------------------------------------------------------------
Zelton Foundation                         1,500,000             13.5%
c/o Allegemeines Treuunternehmen
Attn: Herr Christoph Langenauer
FL-9490 Vaduz Liechtenstein
---------------------------------------------------------------------------
James Fisher                              1,500,000             13.5%
1634 E. 109th Street
Los Angeles, CA  99058
---------------------------------------------------------------------------
Inversora Greenway S A                    1,000,000              9.0%
No address
---------------------------------------------------------------------------
Leonard Farr                              1,000,000              9.0%
10615 S. Compton Avenue
Los Angeles, CA  99059
___________________________________________________________________________
All officers and directors                  875,000              7.9%
as a group (2 persons)
___________________________________________________________________________


*      Less than one percent

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)    c/o Registrant's address: 7203 Earldom Avenue, Plana Del Ray, CA
90293.

(3) Pursuant to his Consulting Agreement, Mr. Hanson earns 300 warrants per day for each day worked, exercisable for a term of five years at a price equal to 80% of the closing bid price for the Registrant's Common Stock on the date of the grant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Options

  None.

Transactions Involving Directors

  None.

Loans From Directors

  None.

Potential Conflicts of Interest

Each of the officers and directors of the Registrant may engage in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office, or serve on boards of directors. Certain conflicts of interest may exist or may develop in the future between the Registrant and its officers and directors.

The Registrant will attempt to resolve any such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Registrant.

Management is unaware of any other interests of its officers and directors that may create a potential conflict of interest with the Registrant.

                          PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 10-KSB

     (a) (1) Financial Statements (including related comments hereto) filed as part of this report are listed below:

               Report on Audit of Financial Statements and Financial statement Schedules prepared by Williams & Webster, P.S., Certified Public Accountants.

         (2) Financial Statement Schedules for each of the three years in the period ended March 31, 1997, are included as follows:

                Report on Audit of Financial Statements and Financial statement Schedules prepared by Williams & Webster, P.S., Certified Public Accountants.


  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

  (c)    Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICE HOLDINGS, INC.
A Delaware Corporation



By:_/S/ Gregory J. Martin________
   Gregory J. Martin
   President


Date:__July 3, 1997______________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ICE HOLDINGS, INC.
A Delaware Corporation



By:_/S/ Edward G. Hanson_________
   Edward G. Hanson
   Chief Financial Officer


Date:__July 3, 1997______________