Form 10-Q
period 2021-09-30
ECRID, INC
filed 2021-11-16
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-255110

ECRID, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3617248
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1320 S. Federal Hwy, Suite 215

Stuart, FL 34994

(Address of principal executive offices)

800-380-9096

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, there were 283,983,944 shares outstanding of the registrant’s common stock.

2

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

September 30, 2021

Ecrid, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2021	March 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$80,349	$—
Due from shareholder	108,319	35,632

Total Assets	$188,669	$35,632

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$240,200	$—

Total Liabilities	240,200	—

Commitments and contingencies

Stockholders’ Deficit

Common stock par value $0.0001: 700,000,000 shares authorized; 283,893,944 shares issued and outstanding, respectively	28,390	28,390
Additional paid-in capital	8,747,589	8,747,589
Stock subscription receivable	(1,035,000)	(1,035,000)
Accumulated deficit	(7,792,510)	(7,705,347)
Total Stockholders’ Deficit	(51,531)	35,632

Total Liabilities and Stockholders’ Deficit	$188,669	$35,632

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	87,163	—	87,163	16,197

Total operating expenses	(87,163)	—	(87,163)	(16,197)

Loss from operations	(87,163)	—	(87,163)	(16,197)
Other income (expenses)
Loss before income tax provision	(87,163)	—	(87,163)	(16,197)
Income tax provision	—	—	—	—

Net loss	$(87,163)	$—	$(87,163)	$(16,197)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	283,893,944	230,943,944	283,893,944	230,943,944

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended September 30, 2021

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Retained Earnings/
	Shares	Amount	Capital	Deficit	Receivable	Deficit

Balance at June 30, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss	—	—	—	(87,163)	—	(87,163)
Balance at September 30, 2021	283,893,944	$28,390	$8,747,589	$(7,792,510)	$(1,035,000)	$(51,531)

For the Three Months Ended September 30, 2020

Balance at June 30, 2020	230,943,944	$23,094	$146,391	$(119,918)	$—	$49,567
Net loss	—	—	—	—	—	—
Balance at September 30, 2020	230,943,944	$23,944	$146,391	$(119,918)	$—	$49,567

For the Six Months Ended September 30, 2021

Balance at March 31, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss	—	—	—	(87,163)	—	(87,163)
Balance at September 30, 2021	283,893,944	$28,390	$8,747,589	$(7,792,510)	$(1,035,000)	$(51,531)

For the Six Months Ended September 30, 2020

Balance at March 31, 2020	91,586,802	$9,159	$146,391	$(103,721)	$—	$51,829
Common stock issued – investment	115,587,142	11,586	—	—	—	11,586
Common stock issued – advisory	23,500,000	2,350	—	—	—	2,350
Net loss	—	—	—	(16,197)	—	(16,197)
Balance at September 30, 2020	230,943,944	$23,944	$146,391	$(119,918)	$—	$49,567

See accompanying notes to the unaudited condensed consolidated financial statements.

 Ecrid, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(87,163)	(16,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—
Stock issued to officer and advisory	—	13,935
Changes in operating assets and liabilities:
Due from officer	(72,687)	18,150
Prepaid convention expenses	3,625	342,283
Accounts payable and accrued expenses	240,200	(15,888)

Net Cash Provided by Operating Activities	80,349	—

Net Cash Used In Investing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net change in cash and cash equivalents	80,349	—

Cash and cash equivalents at beginning of reporting period	—	—

Cash and cash equivalents at end of reporting period	$80,349	—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

September 30, 2021

Notes to the Consolidated Financial Statements

(unaudited)

1. Organization, History and Business

DPOLLUTION INTERNATIONAL, INC. (the “Company” formerly Ram Gold & Exploration, Inc.) was incorporated under the laws of the State of Delaware on February 6, 1987 under the name of Shopping at Home Television Network, Inc. In December 1987, the Company changed its name to TV Net, Inc. In February 1989, the Company changed its name to Vegas Chips, Inc. In October 1996, the Company changed its name Skydoor Media and Entertainment, Inc. and then to Ice Holdings, Inc. In 1997, Ice Holdings, Inc. was formed in the State of Nevada and in 1999, Ice Holdings, Inc. (Nevada) merged with Ice Holdings, Inc. (Delaware) with Ice Holdings, Inc. (Nevada) becoming the survivor of the merger. In December 2006, the Company changed its name to Gaia Resources, Inc. and in January 2008, the Company changed its name to Ram Gold & Exploration, Inc. On July 27, 2010, the Company changed its name to Dpollution International, Inc. Since the disposal of the Company’s assets and the cessation of operations, majority control of the Company changed several times between 1995 and 2008. In December 2006, the Company approved a forward stock split of 1.010:1 with the fractional shares rounded to 100 shares. A change in Capitalization was filed on December 1, 2006 from 50 million common shares at $0.001 par value to 210 million shares at $0.0001 par value. The shares were divided into two classes, 200 million common shares authorized, and 10 million preferred shares authorized. There are currently no issued or outstanding preferred shares. In February 2008, the Company approved a reverse stock split of 1:50 with all fractional shares being rounded up to 100 shares. On July 10, 2010, the Company acquired 100% ownership in Dpollution, Inc., a private company operating in Quebec, Canada that owned and controlled technologies for pollution reduction and improved vehicle mileage. The Company liquidated its business in 2013.

The DPollution Asset Purchase Agreement was completed July 1, 2017 by ECRID, Inc. FINRA approved ECRID Corporate Action Request on October 13, 2017 at which time there was a reverse stock split (70 to 1). The new stock symbol is ECDD. ECRID’s primary objective going forward is to grow its membership base by offering its services to each of its members to establish or create their own ECRID CREDIT PROFILE (positive trade lines to immediately validate their credit worthiness to ECRID CERTIFIED LENDERS) Home, Car, Retail Credit, Credit Cards, and personal loans.

2. Significant and Critical Accounting Principles and Practices

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2021 and notes thereto contained as file with the OTC Markets.

Fiscal year

The Company has elected a fiscal year ending on March 31.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short- term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Fair Value of Measurements

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. However, in the case of the convertible promissory note discussed in Note 5, the Company obtained a fairness opinion from an independent third party which supports that the transaction was carried out at an arm’s length basis.

Revenue Recognition

There were no revenues during the years ended March 31, 2021 and 2020. If the Company has revenues in the future, the Company will adopt the revenue recognition requirements as outlined in Topic 606, Revenue from Contracts with Customers. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Convention revenue is generally earned upon completion of the convention. Unearned convention revenue is deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

The Company recognizes cost of revenues in the period in which the revenues was earned. In the event the Company incurs cost of revenues for conventions that are yet to occur, the Company records such amounts as prepaid expenses and such prepaid expenses are expensed during the period the convention takes place.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Equity-based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on the Common stock of the Company and does not intend to pay dividends on the Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes(Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of September 30, 2021, the Company had an accumulated deficit of $7,792,510 (of which stock-based compensation is $7,593,229) and $80,349 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about the ability to continue as a going concern. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The effects of the COVID-19 virus are uncertain and may still have an impact on the Company’s operations.

4. Stockholders’ Equity

Common Stock The holders of the Company’s common stock are entitled to one vote per share of common stock held. A controlling interest was purchased on June 14, 2017. As of March 31, 2021, the Company had 283,893,944 common shares issued and outstanding after the reverse split of 70 shares to one share at a par value of $0.0001.

5. Related Party Transactions

Loans from shareholders

The sole officer of the Company has made certain loans to the Company for operations and working capital. He has received distributions from the Company from investment funds. The receivable due from the shareholder as of September 30, 2021 and March 31, 2021 was $108,619 and $67,717, respectively.

6. Commitments and Contingencies

The Company has no commitments, litigation or other contingencies.

7. Operating Leases

We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company has determined that it has not entered into any lease obligations that would meet the requirements of

ASC 842 – Leases, and has not recorded a right of use asset or liability on the balance sheet.

8. Credit Risk

The Company has not experienced losses on any concentration of credit risk that consist primarily of cash and cash equivalents. Management believes that the Company is not exposed to significant risks on such accounts.

9. Subsequent Events

Subsequent events have been evaluated through the date these financial statements were available to be released, and no other events required disclosures.

The effects of the COVID-19 virus are uncertain and may still have an impact on the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

We provide an internet interactive software to allow consumers that need credit repair to track all the monthly payments they make and pay all their bills on-time. Once a consumer begins to use the Ecrid bill pay system, the system rewards them with an ECRID credit rating of up to 900 points. Each time the consumer does not pay a bill on-time, Ecrid subtracts points from the credit rating Ecrid assigns the consumer. Maintaining a high Ecrid score will enable the consumer lenders to buy a car, house or other payment related things.

Our founder and sole officer and director, Cleveland Gary, who has education in Business Administration and over 25 years of work experience in business administration, currently handles all facets of the Company's operations, and our strategic development.

The Company developed a credit report monitoring software that gives lenders a sound up to date credit report that validates the members credit worthiness. Within the scope of each member's credit report, Ecrid Credit Tool Analysis provides to the lender a comprehensive analysis report that validates the members credit worthiness along with their ability to assure monthly payments can be made on time based upon each member's income to debt ratio. Inclusive of the credit evaluation software is the Ecrid Bill Pay feature where each member can pay their bill and have it processed to avoid late payments. In addition, each member will receive a monthly alert to inform them of their Ecrid Credit Score through the Ecrid Score Monitoring feature.

The process for creating and the related online software, database and system becomes popular and more and more clients seeking to be able to borrow funds will begin using the Ecrid scoring system. For purposes of demand and marketability, choosing a format that is currently on the demand is vital (consumers are desperate to borrow funds to assist their finances), and this is why a proper needs assessment is essential. We consider it the most important aspect of the entire process.

Next, we determine the feasibility of making our product a success. We consider our product a success when the members are getting approved for a home, car, credit card, personal loan and other products and services that can be financed within each member's income to debt ratio range. With using the Ecrid Credit Analysis Tool, it creates for

3

the borrower and lender a win/win situation because the borrower chances of defaulting on the loan is highly unlikely because the approval is based on what each member can afford to pay.

Basically, a successful payment plan is created through the Ecrid Credit Analysis Tool for each member to succeed in making their monthly payments on time from the beginning to the end of the loan agreement. The Ecrid System makes it easier for the Lender to trust giving the borrower a credit approval because the lender is assured the borrower has the ability to pay off the evaluation from the Ecrid Credit Analysis Tool.

Results of Operations

For the Three Months Ended September 30, 2021 and 2020:

Revenue

The Company has yet to earn revenue for the three months ended September 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, were $87,163, as compared to $0 for the three months ended September 30, 2020. The increase is primarily attributable to an increase in software development expenses.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2021 and 2020, respectively of $87,163 and $0. was $2,192,776 as compared to a loss from operations of $599,531 for the three months ended September 30, 2020. The increase is primarily attributable to an increase in software development expenses.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Nine Months Ended September 30, 2021 and 2020:

Revenue

The Company has yet to earn revenue for the nine months ended September 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the six months ended September 30, 2021, were $87,163 as compared to $0 for the six months ended September 30, 2020.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2021 and 2020, respectively of $87,163 and $0. The increase is primarily attributable to an increase in software development expenses.

Liquidity and Capital Resources

At September 30, 2021, we had a working capital deficit of $51,531resulting from increased expenditures on software development.

4

Net Cash

Net cash provided by operating activities for the six months ended September 30, 2021 and 2020 was $80,349 and $0, respectively due to the reduction of the due from a shareholder. The net loss for the nine-month period ended September 30, 2021 and 2020, was $87,163 and $0, respectively.

Going Concern Analysis

The Company had a net loss of $87,163 and $0 for the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, we had cash and cash equivalents of approximately $80,349 and a working capital deficit of $51,531. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, and believe that we will be successful in raising capital that will provide the funds necessary to fund operations and enhance the production of revenue.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report filed with the OTC Markets.

It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

5

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.SCH	iXBRL Taxonomy Extension Schema *

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase *

101.DEF	iXBRL Taxonomy Extension Definition Linkbase *

101.LAB	iXBRL Taxonomy Extension Label Linkbase *

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREEK ROAD MINERS, INC.

Date: November 15, 2021	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

8

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1.	I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2021 of Ecrid, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2021	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Executive Officer

10

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ecrid, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly for the period in which this quarterly report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 15, 2021	By:	/s/ Cleveland Gary
Cleveland Gary Principal Financial Officer

11

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended September 30, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended September 30, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2021	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Executive Officer

12

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended September 30, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended September 30, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2021	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Financial Officer