Form 10-Q
period 2021-12-31
ECRID, INC
filed 2022-02-15
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	NONEn/a

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

As of February 14, 2022, there were 283,893,944 shares outstanding of the registrant’s common stock.

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

December 31, 2021

Ecrid, Inc.

Condensed Balance Sheets

	December 31, 2021	March 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$63,304	$—
Due from shareholder	114,357	35,632

Total Assets	$177,661	$35,632

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$231,800	$—

Total Liabilities	231,800	—

Commitments and contingencies

Stockholders’ Deficit

Common stock par value $0.0001: 700,000,000 shares authorized; 283,893,944 shares issued and outstanding, respectively	28,390	28,390
Additional paid-in capital	8,747,589	8,747,589
Stock subscription receivable	(1,035,000)	(1,035,000)
Accumulated deficit	(7,795,118)	(7,705,347)
Total Stockholders’ Deficit	(54,139)	35,632

Total Liabilities and Stockholders’ Deficit	$177,661	$35,632

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,608	—	89,771	16,197

Total operating expenses	(2,608)	—	(89,771)	(16,197)

Loss from operations	(2,608)	—	(89,771)	(16,197)
Other income (expenses)
Loss before income tax provision	(2,608)	—	(89,771)	(16,197)
Income tax provision	—	—	—	—

Net loss	$(2,608)	$—	$(89,771)	$(16,197)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	283,893,944	137,676,293	283,893,944	137,676,293

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended December 31, 2021 and 2020

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Retained Earnings/
	Shares	Amount	Capital	Deficit	Receivable	Deficit

Balance at September 30, 2021	283,893,944	$28,390	$8,747,589	$(7,792,510)	$(1,035,000)	$(51,531)
Net loss	—	—	—	(2,608)	—	(2,608)
Balance at December 31, 2021	283,893,944	$28,390	$8,747,589	$(7,795,118)	$(1,035,000)	$(54,139)

Balance at September 30, 2020	230,943,944	$23,094	$146,391	$(119,918)	$—	$49,567
Net loss	—	—	—	—	—	—
Balance at December 31, 2020	230,943,944	$23,944	$146,391	$(119,918)	$—	$49,567

For the Nine Months Ended December 31, 2021 and 2020

Balance at March 31, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss	—	—	—	(89,771)	—	(89,771)
Balance at December 31, 2021	283,893,944	$28,390	$8,747,589	$(7,795,118)	$(1,035,000)	$(54,139)

Balance at March 31, 2020	91,586,802	$9,159	$146,391	$(103,721)	$—	$51,829
Common stock issued – investment	115,587,142	11,586	—	—	—	11,586
Common stock issued – advisory	23,500,000	2,350	—	—	—	2,350
Net loss	—	—	—	(16,197)	—	(16,197)
Balance at December 31, 2020	230,943,944	$23,944	$146,391	$(119,918)	$—	$49,567

See accompanying notes to the unaudited condensed consolidated financial statements.

 Ecrid, Inc.

Condensed Statements of Cash Flows

	For the Nine Months Ended
	December 31, 2021	December 31, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(89,771)	$(16,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—
Stock issued to officer and advisory	—	13,935
Changes in operating assets and liabilities:
Due from officer	(78,725)	18,150
Accounts payable and accrued expenses	231,800	(15,888)

Net Cash Provided by Operating Activities	63,304	—

Net Cash Used In Investing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net change in cash and cash equivalents	63,304	—

Cash and cash equivalents at beginning of reporting period	—	—

Cash and cash equivalents at end of reporting period	$63,304	—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

December 31, 2021

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

2. Significant and Critical Accounting Principles and Practices

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2021 and notes thereto contained as filed with the OTC Markets.

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

Revenue Recognition

There were no revenues during the nine months ended December 31, 2021 and 2020. If the Company has revenues in the future, the Company will adopt the revenue recognition requirements as outlined in Topic 606, Revenue from Contracts with Customers. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2021, the Company had an accumulated deficit of $7,795,118 (of which stock-based compensation is $7,593,229) and $63,304 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about the ability to continue as a going concern. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The effects of the COVID-19 virus are uncertain and may still have an impact on the Company’s operations.

4. Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held. A controlling interest was purchased on June 14, 2017. As of December 31, 2021, the Company had 283,893,944 common shares issued and outstanding after the reverse split of 70 shares to one share at a par value of $0.0001.

5. Related Party Transactions

Loans from shareholders

The sole officer of the Company has made certain loans to the Company for operations and working capital. He has received distributions from the Company from investment funds. The receivable due from the shareholder as of December 31, 2021 and March 31, 2021 was $114,357 and $35,632, respectively.

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

Next, we determine the feasibility of making our product a success. We consider our product a success when the members are getting approved for a home, car, credit card, personal loan and other products and services that can be financed within each member's income to debt ratio range. With using the Ecrid Credit Analysis Tool, it creates for the borrower and lender a win/win situation because the borrower chances of defaulting on the loan is highly unlikely because the approval is based on what each member can afford to pay.

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

Results of Operations

For the Three Months Ended December 31, 2021 and 2020:

 Revenue

The Company did not record revenue for the three months ended December 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2021, were $2,608, as compared to $0 for the three months ended December 31, 2020. The increase is primarily attributable to an increase in software development expenses.

Net Loss

The Company recorded a net loss for the three months ended December 31, 2021 and 2020, respectively of $2,608 and $0. The increase is primarily attributable to an increase in software development expenses.

For the Nine Months Ended December 31, 2021 and 2020:

Revenue

The Company has yet to earn revenue for the nine months ended December 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the nine months ended December 31, 2021, were $89,771 as compared to $16,197 for the nine months ended December 31, 2020.

Net Loss

The Company recorded a net loss for the nine months ended December 31, 2021 and 2020, respectively of $89,771 and $16,197. The increase is primarily attributable to an increase in software development expenses.

Liquidity and Capital Resources

At December 31, 2021, we had a working capital deficit of $54,139 resulting from increased expenditures on software development.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Net Cash

Net cash provided by operating activities for the nine months ended December 31, 2021 and 2020 was $63,304 and $0, respectively due to the increase of accrued expenses.

Going Concern Analysis

The Company had a net loss of $89,771 and $16,197 for the nine months ended December 31, 2021 and 2020, respectively. On December 31, 2021, we had cash and cash equivalents of approximately $63,304 and a working capital deficit of $54,139. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we will be successful in raising capital that will provide the funds necessary to fund operations and enhance the production of revenue.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Form S-1 Registration Statement.

It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	iXBRL Instance Document *

101.SCH	iXBRL Taxonomy Extension Schema *

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase *

101.DEF	iXBRL Taxonomy Extension Definition Linkbase *

101.LAB	iXBRL Taxonomy Extension Label Linkbase *

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREEK ROAD MINERS, INC.

Date: February 14, 2022	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1.	I have reviewed this Form 10-Q for the fiscal quarter ended December 31, 2021 of Ecrid, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 14, 2022

s/ Cleveland Gary
Cleveland Gary
President and Chief Executive
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended December 31, 2021 of Ecrid, Inc.;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 14, 2022	By:	/s/ Cleveland Gary
Cleveland Gary Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended December 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended December 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2022	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended December 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended December 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2022	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Financial Officer