Form 10-K
period 2022-03-31
ECRID, INC
filed 2022-08-12
CIK 811868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-255110

ECRID, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3617248
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1320 S. Federal Hwy, Suite 215, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

(800) 380-9096
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $10,168,183 based on the closing price of $0.30 on the same day.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 12, 2022, was 288,889,511.

Documents incorporated by reference: NONE

1

FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES,” “EXPECTS,” “PLANS,” “PROJECTS,” “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Unless otherwise indicated, references in this report to “we,” “us, “our”, “Ecrid”, and the “Company” refer to, collectively, Ecrid, Inc., a Nevada corporation.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections / acts. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.

●	Our ability to raise capital;

●	Our ability to execute our business strategy in a very competitive environment;

●	Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own;

●	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

●	Risks relating to rapidly developing technology, and regulatory considerations;

●	Actions or inactions of third-party contractors and vendors;

●	Risks related to market acceptance and demand for our products and services;

●	The potential that our competitors will get their products to market ahead of us;

●	The impact of competitive services and pricing;

●	General economic conditions; and

●	Other risks referenced from time to time in our SEC filings.

These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about the Company include financial projections and future estimates and expectations about our business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I

ITEM 1.	BUSINESS

Company Overview

Ecrid, Inc. ("Ecrid", or the "Company") was incorporated under the laws of the State of Florida on September 15, 2010. A new corporation was required to be formed in Nevada in February of 2017 due to the name change of Dpollution, Inc. to ECRID, Inc. Ecrid is a developmental stage corporation formed to provide products and services within the credit repair community. We provide an internet interactive software to allow consumers that need credit repair to track all the monthly payments they make and pay all their bills on-time. Once a consumer begins to use the Ecrid bill pay system, the system rewards them with an ECRID credit rating of up to 900 points. Each time the consumer does not pay a bill on-time, Ecrid subtracts points from the credit rating Ecrid assigns the consumer. Maintaining a high Ecrid score will enable the consumer lenders to buy a car, house or other payment related things.

Ecrid is currently an "emerging growth company" under the JOBS Act. A company loses its "emerging growth company" status on (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which it is deemed to be a 'large accelerated filer', as defined in section 240.12b- 2 of title 17, Code of Federal Regulations, or any successor thereto. As an "emerging growth company," Ecrid is exempt from certain obligations of the Exchange Act including those found in Section 14A(a) and (b) related to shareholder approval of executive compensation and golden parachute compensation. Furthermore, Section 103 of the JOBS Act provides that as an "emerging growth company". Ecrid is not required to comply with the requirement to provide an auditor's attestation of ICFR under Section 404(b) of the Sarbanes-Oxley Act for as long as Ecrid qualifies as an "emerging growth company." However, an "emerging growth company" is not exempt from the requirement to perform management's assessment of internal control over financial reporting.

Our founder and sole officer and director, Cleveland Gary, who has education in Business Administration and over 25 years of work experience in business administration, currently handles all facets of the Company's operations, and our strategic development.

The key to our success lies in the Company's ability to identify a niche in the credit industry by connecting our members who are acting as borrowers to our lenders and successfully completing loan transactions that lie within an affordable percentage of each member’s income to debt ratio. Ecrid will target seventy percent of the American population who have credit blemishes on their current big three credit reports from the ages 18-65 years of age.

Since our inception, we have commenced our business operations, including domain name, developing website, proprietary software, auto bill pay system, automated database, Ecrid number development system, bill pay software, preliminary marketing of the completed work, as well as obtaining an office and operations. Currently, the Company secured all the resources and skills needed to create and market our products and services internally by utilizing our sole officer and director’s creative writing abilities and his background within the business administration field. In the future, Ecrid may pursue additional avenues outside its own walls and look to outsource certain aspects of services and product development and engage contract labor for this purpose. We anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the credit industry and by the use of creative and marketing consultants, which will allow Ecrid to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production of our initial projects as follows:

1.	Incorporation of the Company;
2.	Initial funding from our Founder;
3.	Carrying out of our business plan;
4.	Initial development of our web presence.
5.	Product development and securing initial databases.

As an emerging company, we continually analyze our business plan and operations in the light of current trends within the credit industry. We intend to become a self-sustained credit lending platform in order to generate revenues, the management will aim to maximize the Company's business value by creating competitive products and services, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

OUR PRINCIPAL SERVICES

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

OUR PROPOSED REVENUE MODEL

Ecrid’s proposed revenue model generates revenue from each member creating their own Credit Report by adding four minimum to eight maximum creditors; they've either made timely payments historically or will make timely payments to maintain their initial 950 Score perfect high score. If the member is late on its monthly payments, their Ecrid Credit Report will reflect a decrease in their Ecrid Credit Score. The price is $25 per creditor added, totaling the minimum $100 (four creditors) to $200 the maximum (eight creditors).

Ecrid’s second revenue stream is the percentage on each transaction the member is approved by the lender. The percentages earned fluctuates and is based on the amount of each transaction processed.

The Company’s third revenue stream is based upon the number of credit reports processed through its network marketing model.

TARGET MARKET AND OUR NICHE WITHIN

Ecrid’s target market is 18-65 years of age that applies for cars, mortgages, credit cards and personal loans. Ecrid caters to all Americans that participates in the free enterprise system of commerce. As a stand-alone credit platform that provides lenders for the members creates an open-door policy for every American over the age of 18 years to create their own credit report and utilize the economic lending platform that exist on domestic and global platforms.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

The credit industry has been defined by the big three; Equifax, TransUnion and Experian for decades. Ecrid is embarking in uncharted territories which have been dominated by the big three. No other Company in the credit industry has entered into this industry on a similar scale that promotes competition. Ecrid’s credit platform provides a product that connects the borrower with the lender and utilizes its credit analysis tool to determine its lending amount, interest rate and payment terms. The other credit bureaus only collect creditor data and use that information to score each credit file based upon their own created metric systems. Ecrid believes there should be other variables taken into consideration when evaluating a person's credit worthiness. The credit industry in past history never took into consideration these other measures that would validate a person's credit worthiness, like phone bill, electric bill, timely auto insurance payments, rental payments and other expenditures that demonstrate credit worthiness. Ecrid relies heavily upon what is considered unconventional bills to determine credit worthiness. The other core asset of Ecrid is using those timely unconventional payments inclusively with other metrics that will give the lender the comfort in approving the borrower. Ecrid’s marketing strategy to gain customers will be through the use of social media advertising to 18-65-year-old individuals who have applied for loans within three months to two years.

MARKETING OBJECTIVES AND STRATEGIES

Ecrid markets its products and services directly to the credit repair community, focusing specifically on consumers who have blemishes on their big three credit reports but excellent payment history in recent years but cannot get approved at favorable interest rates in spite of recent positive payment history. Ecrid will also cater to those who have not yet established their credit according to big three standards but have the income to debt ratio qualifications according to the Ecrid Credit Analysis Tool to afford a particular product or service.

To promote and market our services, we may incorporate the following strategies:

Establishing online presence by designing a corporate website reflecting products and scope of services offered. We will also engage in a search engine optimization campaign to improve visibility of our website and assist us with awareness for our products and services. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

Approaching our industry target market by email. The most basic method of contacting is a carefully thought out query letter, sent via email, which consists of a one-paragraph synopsis of a project, a bio, a logline, in standard business format. Focusing specifically on our selected target market community who have similar needs and interests may yield excellent results.

Engaging a PR campaign to obtain publicity and increase visibility for our business.

STATUS OF NEW SERVICES

Since our inception, we have built a website (www.ecrid.com) and contracted with developers along with CEO Cleveland Gary to develop a credit platform that will create opportunities for consumers of credit as well as lenders to do business together by utilizing the Ecrid platform. Shortly after the Company's inception, Ecrid created the Ecrid Bill Pay System. This is where consumers pay their Ecrid Bill Due Date seven days in advance of the actual creditor invoice due date. This ensures that the consumer will never be late which gives the lender comfort. Shortly after the Ecrid Bill Pay was created, the Ecrid Score Monitoring tool was created. Every month the consumer gets a copy of their Ecrid Credit Score by email. Currently Ecrid is developing its Lender Portal to interact with the consumers to process loans. The lender portal is constantly under construction because of the rapid changes in the lending industry.

RESEARCH AND DEVELOPMENT

The Company has expended funds for research and development costs since inception. Other than utilizing Mr. Gary's experiences and available industry and marketing information, Ecrid has undertaken research and development activities regarding our target market and marketability of our services.

OUR GROWTH STRATEGY MODEL

Our mission is to maximize shareholder value by creating and commercializing Ecrid with the aim of achieving profitability and sustaining growth of our business. We are attempting to advance Ecrid to become a self-sustained and profitable operational entity. To achieve and sustain business growth in the next 12 to 36 months, we will aim to implement a three-prong growth strategy model which consists of the following elements:

·	Streamlining core business

·	Target market penetration

·	Utilizing business alliance opportunities

OUR SIGNIFICANT EMPLOYEE

We currently have one employee, Mr. Gary who is our founder and serves as our sole officer and director. Mr. Gary currently devotes full time to our business and is responsible for our daily operations including services development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

Our future business and operating results depend significantly on the continued contributions and active participation of Mr. Gary. This individual would be difficult or impossible to replace. The loss of this key contributor, or his failure to perform, could materially and adversely affect our Company's operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event this executive officer is lost.

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We anticipate adding two (2) employees over the next twelve

(12) months, one of which will be a full-time developer. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

Employees

We had one full-time employee as of March 31, 2022. No changes in full-time employees have occurred subsequently. Our employees is not represented by a collective bargaining unit.

ITEM 1A.	RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Business

Our Officer and Director has No Previous Experience in the Management of a Company Providing Products and Services for Credit Industry

Although Mr. Gary has over 25 years of work experience in business administration, he has no specific experience in establishing and managing a company engaged in the credit repair industry and related products and services for improving, reporting, and other issues in the credit industry. Our management may not be fully aware of the specific requirements related to running a company within this industry, and the Company will be relying heavily on the experience and business acumen of the President to establish an effective ongoing business strategy for our future operations. Our management's decisions and choices may not take into account standard procedures or managerial approaches production companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this field.

Concentration of Ownership in One Individual may allow such Shareholder to Control Ecrid’s Business

Cleveland Gary, President, owns eighty-seven percent (87%) interest of Ecrid. Following the offering, Mr. Gary will still hold a majority of the interest of Ecrid. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the individual who makes up the present management will be able to maintain his position as Director and President and effectively operate Ecrid’s business, regardless of other investors’ preferences.

Uncertainty as a Going Concern

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended March 31, 2021 includes an explanatory paragraph relating to our ability to continue as a going concern. From inception, we have generated limited revenues, have suffered losses from operations and require additional financing. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations arising from normal business operations. There can be no assurance that Ecrid will be able to attain profitable operations or raise the additional funding needed to fully implement our business plan.

Our Business Plan and Operational Structure May Change

We continually analyze our business plan and operations in the light of current trends within the credit industry, market conditions and development. As a result of our ongoing analyses, we may decide to make substantial changes in our business plan and operations. In the future, as we continue our internal analyses and as market conditions and our available capital change, we may decide to make organizational changes and/or alter some or all of our overall business plan. Currently, the Company has no intention of changing its business model or operational structure.

Limited Capital and Need for Additional Financing

The funds currently available to us are inadequate to further our business plan for the next twelve months. Until we have achieved revenues sufficient for us to break-even, we will not be a self-sustaining entity, which could adversely impact our ability to be competitive in the credit industry in which we propose to operate. We require additional funding for continued operations and will therefore be dependent upon our ability to raise additional funds through bank borrowing, equity or debt financing or asset sales. We expect to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that we will be able to raise sufficient funds in this offering or to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us in order to continue our operations or further our business plan. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively. If we cannot obtain needed funds, we may be forced to curtail or cease Ecrid activities altogether. When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership. There is no certainty that our expenditures will result in a profitable business as proposed.

Ecrid May Incur Losses for the Foreseeable Future

We expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Our expenses will continue to increase as we continue to develop the operations necessary to further our business plan. We cannot now determine the amount by which our expenses will increase as we grow and hire additional employees, implement our marketing plans, pursue research and development of our services, etc. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of the shares for current shareholders.

Changes in U.S., Global, or Regional Economic Conditions

We are susceptible to adverse impacts caused by domestic and/or international economic downturns (including the current challenging economic landscape) in the credit reporting and lending industry markets in which we propose to operate. A decline in economic activity in the U.S. and other regions of the world can adversely affect demand for consumer borrowing, thus reducing our revenue. The most recent decline in economic conditions reduced spending by consumers who borrow money to finance homes, cars, credit cards and personal loans thus reducing the need for credit lending services of which Ecrid is trying to be a part of, and similar impacts can be expected should such conditions recur. Additionally, an increase in interest rates or in price levels goods could result in a shift in consumer demand which could also adversely affect our revenues and, at the same time, increase our costs. Economic conditions can also impair the ability of those with whom we anticipate doing business to satisfy their obligations to us. There can be no assurance that we will survive any such economic downturn, or if we do survive, that we will be capable of executing or furthering, to any meaningful degree, the originally conceived business plan.

Changes in Public and Consumer Needs

We thrive in times when consumers need credit due to slow or no payments on their bills. Should the economy change or laws or rules change where consumers can get loans with little or no credit, Ecrid will be adversely affected as the consumer will not need to repair, improve or keep up with their credit status. Our society functions in an economy very credit dependent currently. Changes in this economy would adversely affect the company.

Lack of Diversification

Currently, Ecrid has one employee who is our sole officer and director Cleveland Gary. Our size makes it unlikely that we will be able to commit our funds to diversify the business until Ecrid has a proven track record, and we may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition from Other Credit Service Companies

The credit reporting business is intensely competitive and fragmented. We will compete against a large number of well-established credit repair companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small and specialty businesses engaged in individual credit repair options and other material in a similar manner as Ecrid. We cannot assure you that we will be able to compete effectively with any competitor or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on our profitability or viability.

Limited Industry Relationships and Agreements

Other than the assets and internet and software programming completed to date, Ecrid does not currently have any relationships or agreements with lenders to use the service. This lack of industry connections may make it more difficult for Ecrid to attract consumers to utilize its platform in the near future.

Dependence on the Maintenance of Intellectual Property Rights in Our Products

While we have not incurred any costs to date protecting the intellectual property we developed, the unauthorized use of our intellectual property rights may cause Ecrid to incur the cost of protecting these rights or reduce our revenues. Ecrid has yet to incur such costs because we have yet to file to intellectual property protection of our developed projects. The unauthorized use of intellectual property in the industry generally continues to be a significant challenge for intellectual property rights holders.

With respect to intellectual property developed by the Company, the Company is subject to the risk of challenges to our concept rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. The Company is not aware of any challenges to its intellectual property rights that it currently foresees having a material effect on its operations.

Inability to Attract and Retain Qualified Personnel

Ecrid management team currently consists of one member - sole officer and director Cleveland Gary. Our future success depends in significant part on our ability to attract and retain key management and marketing personnel. Competition for highly qualified professional, business development, and management and marketing personnel is intense. We may experience difficulty in attracting new personnel, may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we may expect. A shortage in the availability of qualified personnel could limit our ability to grow. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

Loss of Services of Key Man

Our future success depends in a large part upon the continued contributions and services of our President, Cleveland Gary. Mr. Gary is the sole provider of our products and services, as well as its sole officer, director and current investor. Mr. Gary would be very difficult to replace. This individual is critical to the overall management of Ecrid. The loss of the key contributor, or the failure of Mr. Gary to perform, could materially and adversely affect Ecrid's performance. We do not maintain any key-person life insurance policies.

Indemnification Requirements

Ecrid may be required to indemnify, among others, the officer and director for liabilities incurred in connection with the affairs of Ecrid. Such liabilities may be material. The indemnification obligations of Ecrid would be payable from the assets of Ecrid, thus causing a material adverse effect on the Company's operations.

Requirements to Maintain Proper and Effective Internal Controls

Ecrid must ensure that adequate internal financial and accounting controls and procedures are in place so that it can produce accurate financial statements on a timely basis. Ecrid must spend considerable effort on establishing and maintaining internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. Implementing any appropriate changes to the internal controls may entail substantial costs to modify Ecrid's existing financial and accounting systems, take a significant period of time to complete, and distract Ecrid's sole officer and director from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of Ecrid's internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially impair Ecrid's ability to operate our business. In addition, investors' perceptions that Ecrid's internal controls are inadequate or that it is unable to produce accurate financial statements may seriously affect the stock price.

Changes in Financial Accounting Standards or Practices

A change in accounting standards or practices can have a significant effect on Ecrid's operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect Ecrid's reported financial results or the way we conduct our business.

Significant Costs of Operating as a Public Company

As a public company, Ecrid will incur significant accounting and other expenses. These expenses include increased accounting, legal and other professional fees, insurance premiums and investor relations costs. Ecrid's management needs to devote a substantial amount of time to compliance issues. Moreover, Ecrid's legal and financial compliance costs are material.

The Costs and Expenses of SEC Reporting and Compliance

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Exchange Act. The costs of complying with such requirements may be substantial. We anticipate that such costs will be approximately $25,000 per year. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Limited Protection against Interested Director Transactions, Conflicts of Interest and Similar Matters

We do not currently have audit or compensation committees. As a result, our director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Possible Regulatory Changes

The SEC and other regulators, from time to time, review the public company arena and our relationship to the securities markets and investors. As a result of such reviews, the SEC and such regulators may propose additional regulations that would affect Ecrid. Such regulations could increase the cost of operating Ecrid and subject it to new regulatory filing or registration requirements.

The Impact of Governmental Regulation

Our business may be subjected to applicable laws and regulations, including laws and regulations on taxation and employment matters. Compliance with such laws and regulations will increase our cost of operations and would decrease our net profit.

Ecrid's Short Existence and Lack of a Guaranty that the Company will continue to Generate Revenue in the Future

Ecrid, as it exists today, has only been in existence since September 15, 2010 Therefore, the sample size of our operations is small. So, while we have not generated revenue since inception, Ecrid can provide no assurances that it will be able to generate revenue in the future.

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets under the symbol “GECDD.” The OTC Markets is a significantly more limited market than the New York Stock Exchange or the NASDAQ stock market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

Currently there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Our common stock may be subject to significant price volatility, which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us may be considered a speculative investment due to our lack of profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The United States Securities and Exchange Commission, or SEC, has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9, or the Penny Stock Rule, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We cannot assure you that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Fluctuations in our quarterly or annual results may cause our stock price to decline.

Our operating results could fluctuate due to a number of factors, including changes in our accounting estimates; litigation and claim-related expenditures; increase in the number and type of competitors; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

Additional Dilution as Additional Shares are Issued

Additional offerings will likely have to be made in the future to raise capital to meet operating cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. An increase in the number of our shares of common stock from these events or others may result in a decrease of the market price for our common stock and will dilute the ownership interest of current shareholders.

Future Debt Financing May Involve Restrictive Covenants

Future debt financing transactions, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements or covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, a limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, the Company would also become subject to interest and principal payment obligations. In either case, if the Company was unable to fulfill either of the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the Company's assets could be transferred from the shareholders to the debt holders.

Shares Eligible for Future Sale under Rule 144 May Adversely Affect the Market Value for our Securities

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although our current stockholder has no current intention or ability to sell his shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

If Securities or Industry Analysts do not publish Research or Reports about Ecrid's Business or if they issue an Adverse or Misleading Opinion Regarding Ecrid Stock, its Price and Trading Volume could Decline

The trading market for Ecrid's common stock will be influenced by the research and reports that industry or securities analysts publish about Ecrid or its business, if any. Negative reports could have a negative impact on Ecrid's stock price.

Our Shares will be deemed to be "Penny Stocks" and will be Subject to Various Eligibility and Disclosure Requirements on Broker- Dealers engaged in the Resale of these Shares

The shares offered in this prospectus will be "penny stocks" as that term is defined in the Securities Exchange Act of 1934, as amended, (the 'Exchange Act") to mean, among other definitions, equity securities with a price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or an accredited investor must make a special suitability determination regarding the purchaser and provide special disclosure documents to the purchaser. The imposition of these suitability standards and special disclosures could reduce an investor's ability to resell the shares at a time or price desired. See the section "Market for Common Equity and Related Stockholder Matters."

We do not foresee paying Cash Dividends in the Foreseeable Future

We have never paid cash dividends on our common stock and we do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

There May be an Absence of an Active Trading Market

While we are currently traded on the OTC Pink, we intend to apply to be quoted on the OTCQB. There is no guarantee that the Shares will ever be quoted on the OTCQB or any exchange. The initial market for our stock is limited. Even if an active trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment in Ecrid.

If we fail to Remain Current on our Reporting Requirements, we could be removed from Quotation by the OTCQB

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Changes in Tax Rules or Interpretations could Cause a Shareholder to become subject to Additional Taxes

Federal income tax legislation may be amended, or its interpretation changed, so as to alter fundamentally the tax consequences of holding or disposing of shares of common stock. The investor should consult his, her or its own tax counsel for tax matters via this investment opportunity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any properties. We have a temporary lease for office space.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

ITEM 4.	MINE SAFETY PROCEDURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently eligible for quotation on the OTC Markets under the symbol “ECDD.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTC Markets, Inc. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	High	Low
Year Ended March 31, 2021:
First Quarter	$0.1395	$0.0471
Second Quarter	0.1194	0.0700
Third Quarter	0.0511	0.0452
Fourth Quarter	0.4254	0.0452

Year Ended March 31, 2022:
First Quarter	$0.5200	$0.2210
Second Quarter	0.5000	0.1380
Third Quarter	0.7600	0.2593
Fourth Quarter	0.5500	0.2020

Holders of our Common Stock

As of March 31, 2022, there were approximately 153 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividends

We have not declared or paid a cash dividend. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans under which our securities are authorized for issuance.

Recent Sales of Unregistered Securities

On February 3, 2022 the Company sold 500,000 shares of common stock to an investor for $50,000.

During the three months ended March 31, 2022, the Company issued a total of 4,169,667 shares of common stock to existing shareholders as a modification to their previous stock terms; the Company issued 325,900 shares of common stock to various persons for advisory services.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no purchases of our common stock by us or on our behalf, or by or on behalf of any of our affiliates, during the year ended March 31, 2022.

ITEM 6.	[Reserved]

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles, or GAAP.

Overview

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended March 31, 2022 and 2021.

	Years Ended March 31,
	2022	2021
Expenses
General and administrative expenses	$1,718,575	$7,595,918

Total operating expenses	1,718,575	7.595.918
Loss from operations	(1,718,575)	(7.595,918)
Other income (expenses)	-	-

Net loss before income taxes	(1,718,575)	(7,595,918)
Provision for income taxes	-	-
Net loss	$(1,718,575)	$(7,595,918)

Revenue. We did not generate any revenue for the years ended March 31, 2022 or 2021. The Company has since launched its software and is engaged in marketing its service offering.

Operating costs and general and administrative expenses.

The Company had operating costs of approximately $1,718,575 and $7,595,918 for the years ended March 31, 2022 and 2021, respectively. The Company recorded stock base compensation expense of $1,620,467 and $7,593,229 for the years ended March 31, 2022 and 2021, respectively.

Net loss. The Company incurred net losses of $1,718,575 and $7,595,918 for the years ended March 31, 2022 and 2021, respectively, due mainly to the recognition of stock based compensation expense.

Liquidity and Capital Resources

 Cash Flow

The Company had cash of $10,019 as of March 31, 2022. Cash used in operating activities for the years ended March 31, 2022 and 2021 was $39,981 and $0, respectively.

The net loss incurred for the years ended March 31, 2022 and 2021 was $1,718,575 and $7,595,918, respectively. Included in the net loss amounts was stock based compensation expense for the officer and for advisory consulting expense of $1,620,467 and $7,593,229, respectively, which did not require cash disbursements.

The had current liabilities at March 31, 2022 of $22,496 including $2,496 payable to the officer. The Company plans on cash flow from future earnings and funding from its current Form S-1 offering to satisfy obligations and operations for the next twelve months. The Company may seek additional funds if needed.

Contractual Obligations and Commitments

There were no contractual obligations or commitments of any kind.

Related Party Loans

From time to time the officer and majority stockholder has made loans to and have received payments from the Company.

As of March 31, 2022 and 2021, the amount due from the officer, net of transactions between the Company and an entity controlled by the officer, was $41,867 and $49,140, respectively.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

We do not have any off balance sheet arrangements.

Effect of Inflation and Market Prices on Net Sales and Revenues

We do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Property and Equipment, Net.

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to seven years. The Company has one vehicle recorded in property and equipment with a net book value of $5,280 as of December 31, 2020.

Stock-Based Compensation.

Stock-based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.

Fair Value of Financial Instruments.

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short-term nature of these accounts.

Recently Issued Accounting Standards

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent registered public accounting firm or disagreements with our accountants on matters of accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management and our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of March 31, 2022.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of December 31, 2021:

Name	Age	Position
Cleveland Gary	51	Chairman of the Board, Chief Executive and Financial Officer

Officers are elected annually by the Board of Directors to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

The principal occupation and business experience during at least the past five years for our executive officer and director is as follows:

Cleveland Gary - President, Treasurer, Secretary, and Director - Mr. Gary earned a bachelor's degree at the University of Miami in Business Management and a minor in communication. He’s also started and operated several companies throughout his business career, including Healthway Shopping Network, which he currently is CEO, Nu-Life Medical Center from 1996-2002 and Gary Sports Medicine Institute, Inc. from 2002-2007. During the last five years, Mr. Gary has acted as CEO of the Company and has also been t CEO of Healthway Shopping Network.

Family Relationships

There are no family relationships.

Involvement in Certain Legal Proceedings

To the best of our knowledge, with no exceptions, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended March 31, 2022.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors and senior management.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our board of directors is currently responsible for the functions that would otherwise be managed by an audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning all compensation awarded to, earned by or paid to the named Executive Officers for services rendered in all capacities during the fiscal year ended March 31, 2022 or who earned compensation exceeding $100,000 during fiscal year 2022, for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Cleveland Gary, Chief Executive Officer	2022	-	-	-
	2021	-	-	-

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended March 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Director Compensation

We have not paid any director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of May 26, 2020, by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of each class of our voting stock. Unless otherwise indicated, the address of each person or entity named below is c/o Ecrid, Inc., 1320 S. Federal Hwy, Suite 215, Stuart, FL 34994.

	Amount of Beneficial Ownership(1)		Percent of
		Percent	Total
	Common	of Common	Voting
Name and Address of Beneficial Owner	Stock	Stock(2)	Stock
Cleveland Gary	247,161,067	85.6%	85.6%
All directors and officers as a group
Other	247,161,067	85.6%	85.6%

Based upon total outstanding common shares of 288,889,511 as of March 31, 2022.

Changes in Control

We do not currently have any arrangements which, if consummated, may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 8. Related Party Transactions, to the financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants during the years ended March 31, 2022 and 2021.

	Year Ended March 31,
	2022	2021
Audit Fees	$20,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Accounting Fees	-	-
TOTAL	$15,000	$15,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on this Form 10-K:

(1)	Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Executive Compensation Plan or Agreement

ITEM 16.	FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ecrid, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ecrid, Inc. (the “Company”) as of March 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the two-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company had an accumulated deficit of approximately $9,424,000 and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2019.

Manchester, VT
August 12, 2022

	For the Years Ended March 31,
ASSETS	2022	2021
Current assets
Cash	$10,019	$—
Receivable from officer	-	35,632
Total current assets	10,019	35,632

TOTAL ASSETS	$10,019	$35,632

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$20,000	$-

	2,496	-

Total current liabilities	22,496	--

Total liabilities	22,496	-

Stockholders' equity
Common stock, par value $0.0001 per share, 700,000,000 shares authorized, 288,889,911 and 283,893,944 shares issued and outstanding, respectively,	28,890	28,390

Additional paid-in capital	9,382,555	8,747,589
Stock subscription receivable	-	(1,035,000)
Accumulated deficit	(9,423,922)	(7,705,347)
Total stockholders' equity	(12,477)	35,632
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,019	$35,632

See accompanying notes to the financial statements.

	Ecrid, Inc.
	Statements of Operations
	For the Years Ended March 31,
	2022	2021

Total revenue	$-	$-
Operating expenses:
General and administrative	1,718,575	7,609,426
Total operating expenses	1,718,55	7,609,426
(Loss) income from operations	(1,718,575)	(7,609,426)
Other expenses	-	-
Net income (loss) before income taxes	(1,718,575)	(7,609,426)
Provision for income taxes	-	-
Net income (loss)	$(1,718,575)	$(7,609,426)
Loss per common share - Basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding -
Basic and diluted	284,814,211	225,964,567

See accompanying notes to consolidated financial statements.

		ECRID, Inc.
		Statement of Stockholders' Equity (Deficit)
		For the Years ended March 31, 2022 and 2021
			Additional		Stock
	Common Stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance at March 31, 2020	91,586,802	$9,159	$138,591	$(95,921)	$-	$51,829

Common stock issued - officer	165,357,142	16,536	6,856,693	-	-	6,873,229
Common stock issued – advisory	12,000,000	1,200	718,800	-	-	720,000
Common stock issued – investment	14,950,000	1,495	1,033,305			1,035,000
Stock subscription receivable	-	-	-	-	(1,035,000)	(1,035,000)
Net Loss	-	-	-	(7,609,426)	-	(7,609,426)

Balance at March 31, 2020	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632

Common stock issued – shareholders/investment	4,169,667	417	508,813	-	1,035,000	1,544,230
Common stock issued – advisory	325,900	33	76,203	-	-	76,236
Common stock issued - cash	500,000	50	49,950	-	-	50,000
Net Loss	-	-	-	(1,718,575)	-	(1,718,575)

Balance at March 31, 2021	288,889,511	$28,890	$9,382,555	$(9,423,922)	$-	$(12,477)

See accompanying notes to the financial statements.

	ECRID Inc.
	Statements of Cash Flow
	For the years ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(1,718,575)	$(7,609,426)
Stock-based compensation - officer and advisory	1,620,467	7,593,229
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from officer	35,631	32,085
Accounts payable and accrued expenses	20,000	(15,888)
Payable to officer	2,496	-
Net cash used in operating activities	(39,981)	(0)

Cash flows from investing activities	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from issuance of stock	50,000	-
Net cash provided by financing activities	50,000	-
Net increase in cash	10,019	(0)
Cash at the beginning of the year	-	-
Cash at the end of the year	$10,019	$(0)

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Ecrid, Inc.

Notes to Financial Statements

March 31, 2022

Note 1 – Organization, Nature of Operations

Organization and Nature of Operations

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

Note 2. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Fair Value Measurements

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to current period presentation.

Revenue Recognition

There were no revenues during the years ended March 31, 2022 and 2021.

The Company’s policy is to record revenues in accordance with ASC 606 – Revenues from Contracts with Customers for revenue recognition. The Company considers revenue realized or realizable and earned when all the following criteria are met:

1)	Identification of the contract with a customer;

2)	Identification of the performance obligations in the contract;

3)	Determination of the transaction price;

4)	Allocation of the transaction price to the performance obligations in the contract; and

5)	Recognition of revenue when or as a performance obligation is satisfied. Revenue is recognized when each performance obligation is satisfied by the entity. An estimate of the variable consideration or performance obligations that an entity ultimately expects to be entitled to is included in the transaction price, and revenue is recognized upon satisfaction of the related performance obligation(s). An implicit or explicit significant financing component is taken into consideration. IP licenses must be analyzed. Each contract with customers is analyzed for multiple elements if any element must stand alone.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 - Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. The Company has no dilutive instruments as of March 31, 2022 and 2021, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred. There were no shipping and handling costs.

Recently issued accounting pronouncements

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses to date, and as of March 31, 2022, the Company had an accumulated deficit of $9,423,922 (of which stock-based compensation and advisory expenses are $9,213,696) and $10,019 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 -Stockholders’ Equity

The Company has authorized 700,000,000 shares of common stock, par value of $0.0001, and the holders of the Company’s common stock are entitled to one vote per share of common stock held either in person or by proxy, on all matters that may be voted upon by their holders at meetings of the stockholders. Shares of common stock of the Company may be issued from time to time without prior approval by the stockholders. Common stock may be issued for such consideration as may be fixed from time to time by the Board of Director. The Board of Director may issue such shares of common stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

As of March 31, 2022, the Company had 288,889,511 common shares issued and outstanding.

During the year ended March 31, 2022, the Company –

•	issued 4,169,667 shares of common stock to existing shareholders as a modification to the shares issued in the prior fiscal year and in satisfaction of stock subscription receivable. The Company eliminated the stock subscription receivable of $1,035,000 and recorded stock based compensation expense for advisory consulting services of $1,544,231;

•	issued 325,900 shares of common stock to various persons for advisory services and recorded stock based compensation expense for advisory services of $76,236;

•	issued sold 500,000 shares of common stock at $0.10 per share on February 3, 2022 and received $50,000 in cash.

During the year ended March 31, 2021, the Company –

•	Issued 14,950,000 shares of common stock for investment. Stock subscription receivable at the end of the year was $1,0355,000;

•	issued 12,000,000 shares of common stock to an advisor. Stock-based compensation categorized as advisory consulting expense of $720,000 was recognized;

•	issued 165,357,142 shares of common stock to the Company’s Founder and CEO. Stock-based compensation of $6,873,229 was recognized.

Note 5 - Related Party Transactions

Loans from shareholders

The sole officer of the Company has advanced and received fund to and from the Company for operations and working capital. The net amount of this type of transaction resulted in a payable to the officer of $2,496 as of March 31, 2022 and a receivable from the officer of $35,632 as of March 31, 2021.

Note 6 - Commitments and Contingencies

The Company has no commitments, litigation or other contingencies.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. Although the disruption is currently expected to be temporary, there is uncertainty around the duration and the related economic impact. Therefore, while we expect this matter to have an impact our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

Note 7 - Income tax provision

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

No material interest or penalties on unpaid tax were recorded during the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company has incurred tax net operating losses (NOL) that can be carried forward to offset future taxable net income, if achieved. The estimated NOL as of March 31, 2022 and 2021 is approximately $44,000 and $23,500, respectively. The Company has provided a valuation allowance on the deferred tax assets at March 31, 2022 and 2021 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilized such asset. Management will review the valuation allowance and make adjustments as warranted.

Note 8 - Subsequent Events

Subsequent events have been evaluated through the date these financial statements were available to be released and noted no other events requiring disclosures.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022	ECRID, INC.

/s/ Cleveland Gary
Name: Cleveland Gary
Title: Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cleveland Gary, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cleveland Gary	Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2022
Cleveland Gary

24