Form 10-Q
period 2022-06-30
ECRID, INC
filed 2022-08-16
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2022, there were 288,889,511 shares outstanding of the registrant’s common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

June 30, 2022

Ecrid, Inc.

Condensed Balance Sheets

	June 30, 2022	March 31, 2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$-	$10,019
Due from officer	7,571	-

Total Assets	$7,571	$35,632

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$24,341	$20,000
Payable to officer	-	2,496

Total Liabilities	24,341	20,496

Commitments and contingencies

Stockholders’ Deficit

Common stock par value $0.0001: 700,000,000 shares authorized; 288,889,511 shares issued and outstanding, respectively	28,890	28,890
Additional paid-in capital	9,382,555	9,382,555
Accumulated deficit	(9,428,215)	(9,423,922)
Total Stockholders’ Deficit	(16,770)	(12,477)

Total Liabilities and Stockholders’ Deficit	$7,571	$10,019

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Revenues	$-	$-

Operating expenses
General and administrative	4,293	-

Total operating expenses	4,293	-

Loss from operations	(4,293)	-
Other income (expenses)
Loss before income tax provision	(4,293)	-
Income tax provision	-	-

Net loss	$(4,293)	$-

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	288,889,511	283,893,944

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended June 30, 2022

			Additional
	Common Stock	Paid-in	Accumulated	Common Stock		Total
	Shares	Amount	Capital	Deficit	Total	Deficit

Balance at March 31, 2022	288,889,511	$28,890	$9,382,555	$(9,423,922)	$(12,477)	$35,632
Net loss		-	-	(4,293)	(4,293)	(87,163)
Balance at June 30, 2022	288,889,511	$28,890	$9,382,555	$(9,428,215)	$(16,770)	$(51,531)

For the Three Months Ended June 30, 2021

Balance at March 31, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss		-	-	-	-	-
Balance at June 30, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632

See accompanying notes to the unaudited condensed consolidated financial statements.

Ecrid, Inc.

Condensed Statements of Cash Flows

	For the Six Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(4,293)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Receivable from officer	(7,571)	-
Accounts payable and accrued expenses	4,431	-
Payable to officer	(2,496)	-

Net Cash Used in Operating Activities	(10,019)	-

Net Cash from Investing Activities	-	-

Net Cash from Financing Activities	-	-

Net change in cash and cash equivalents	(10,019)	-

Cash and cash equivalents at beginning of reporting period	10,019	-

Cash and cash equivalents at end of reporting period	$-	-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

June 30, 2022

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

Note 2 - Significant and Critical Accounting Principles and Practices

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual report on Form 10-K of the Company for the year ended March 31, 2022 and notes thereto contained as filed with the SEC.

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

Revenue Recognition

There were no revenues during the three months ended June 30, 2022 and 2021. If the Company has revenues in the future, the Company will recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. The Company has no dilutive instruments as of June 30, 2022 and March 31, 2022, respectively.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of June 30, 2022, the Company had an accumulated deficit of $9,428,215 (of which stock-based compensation is $9,213,696) and $0 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The effects of the COVID-19 virus are uncertain and may still have an impact on the Company’s operations.

Note 4 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share of common stock held. A controlling interest was purchased on June 14, 2017. As of June 30, 2022, the Company had 288,889,511 common shares issued and outstanding.

No common shares were issued during the three months ended June 30, 2022.

Note 5 - Related Party Transactions

Receivable from and Payable to Officer

The sole officer of the Company has advanced and received funds to and from the Company for operations and working capital. The net amount of this type of transaction resulted in a receivable from the officer as of June 30, 2022 of 7,571 and a payable to the officer of $2,496 as of March 31, 2022.

Note 6 - Commitments and Contingencies

The Company has no commitments, litigation or other contingencies.

Coronavirus Pandemic

The novel coronavirus (COVID-19) pandemic has had adverse impacts on local, national and the global economies. The Company has not experienced significant impact on the business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

Note 7 - Subsequent Events

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

Results of Operations

For the Three Months Ended June 30, 2022 and 2021:

 Revenue

The Company has yet to earn revenue for the three months ended June 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, were $4,293, as compared to $0 for the three months ended June 30, 2021. The Company had minimal transactions for the current quarter and had no transactions for the prior year quarter.

3

Net Loss

The Company recorded a net loss for the three months ended June 30, 2022 and 2021, respectively of $4,293 and $0 due to general and administrative expenses incurred.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

At June 30, 20221 we had a working capital deficit of $16,770, no cash on hand and an accumulated deficit of $9,428,215 (of which $9,213,696 is stock-based compensation and advisory consulting expenses.) Management intends to raise capital through its current offering and anticipates profitable operations from its software and product offering. There can be no guarantee of success.

Net Cash

Net cash used in operating activities for the three months ended June 30, 2022 and 2021 was $10,019 and $0. The payable to officer change to a receivable from officer resulting in a decrease of cash of $10,067, and the accounts payable and accrued liabilities increased by $4,341.

Related Party Loans

From time to time the officer and majority stockholder has provided funds to and has received payments from the Company. As of June 30, 2022 and March 31, 2022, the amount due from the officer, net of transactions between the Company and an entity controlled by the officer, was $7,571 and $2,496 due to the officer, respectively.

Going Concern Analysis

The Company had a net loss of $4,293 and $0 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 we had no cash and cash equivalents, a working capital deficit of $16,770 and an accumulated deficit of $9,428,215 (of which $9,213,696 represents stock-based compensation and advisory consulting expense). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2022, the Company had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022.

4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECRID, INC.

Date: August 15, 2022	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

6