Form 10-Q
period 2022-09-30
ECRID, INC
filed 2022-11-17
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 11, 2022, there were 288,889,511 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

September 30, 2022

Ecrid, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2022	March 31, 2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$26,650	$10,019

Total Assets	$26,650	$10,019

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$20,000	$20,000
Payable to officer	38,790	2,496
Total Liabilities	58,790	22,496

Commitments and contingencies

Stockholders’ Deficit

Common stock par value $0.0001: 700,000,000 shares authorized; 288,889,511 shares issued and outstanding, respectively	28,890	28,890
Additional paid-in capital	9,382,555	9,382,555
Accumulated deficit	(9,443,585)	(9,423,922)
Total Stockholders’ Deficit	(32,140)	(12,477)

Total Liabilities and Stockholders’ Deficit	$26,650	$10,019

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	15,369	87,163	19,663	87,163

Total operating expenses	(15,369)	(87,163)	(19,663)	(87,163)

Loss from operations	(15,369)	(87,163)	(19,663)	(87,163)
Other income (expenses)
Loss before income tax provision	(15,369)	(87,163)	(19,663)	(87,163)
Income tax provision	—	—	—	—

Net loss	$(15,369)	$(87,163)	$(19,663)	$(87,163)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	288,889,511	283,893,944	288,889,511	283,893,944

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended September 30, 2022 and 2021

			Additional		Stock	Retained
	Common Stock		Paid-in	Accumulated	Subscription	Earnings/
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance at June 30, 2022	288,889,511	$28,890	$9,382,555	$(9,428,216)	—	$(16,771)
Net loss	—	—	—	$(15,369)	—	$(15,369)
Balance at September 30, 2022	288,889,511	$28,890	$9,382,555	$(9,443,585)	—	$(32,140)

Balance at June 30, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss	—	—	—	$(87,163)	—	$(87,163)
Balance at September 30, 2021	283,893,944	$28,390	$8,747,589	$(7,792,510)	$(1,035,000)	$(51,531)

For the Six Months Ended September 30, 2022 and 2021

Balance at March 31, 2022	288,889,511	$28,890	$9,382,555	$(9,423,922)	—	$(12,477)
Net loss	—	—	—	$(19,663)	—	$(19,663)
Balance at September 30, 2022	288,889,511	$28,890	$9,382,555	$(9,443,585)	—	$(32,140)

Balance at March 31, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss	—	—	—	$(87,163)	—	$(87,163)
Balance at September 30, 2021	283,893,944	$28,390	$8,747,589	$(7,792,510)	$(1,035,000)	$(51,531)

See accompanying notes to the unaudited condensed consolidated financial statements.

Ecrid, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(19,663)	$(87,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to/from officer	36,294	(72,687)
Accounts payable and accrued expenses	—	240,200
Other	—	(1)
Net Cash Provided by Operating Activities	16,631	80,349

Net Cash Used In Investing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net change in cash and cash equivalents	16,631	80,349

Cash and cash equivalents at beginning of reporting period	10,019	—

Cash and cash equivalents at end of reporting period	$26,650	80,349

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

September 30, 2022

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 - Organization, History and Business

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

Note 2 – Significant and Critical Accounting Principles and Practices

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2022 and notes thereto contained as filed with the OTC Markets.

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short- term financial instruments approximate fair value due to the relatively short period to maturity for these instruments.

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

 Revenue Recognition

There were no revenues during the six months ended September 30, 2022 and 2021. If the Company has revenues in the future, the Company will adopt the revenue recognition requirements as outlined in Topic 606, Revenue from Contracts with Customers. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. The Company has no dilutive instruments as of September 30, 2022 and March 31, 2022, respectively.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of September 30, 2022, the Company had an accumulated deficit of $9,443,585 (of which stock-based compensation is $9,213,696) and $26,650 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The effects of the COVID-19 virus are uncertain and may still have an impact on the Company’s operations.

Note 4 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share of common stock held. A controlling interest was purchased on June 14, 2017. As of September 30, 2022, the Company had 288,889,511 common shares issued and outstanding.

No common shares were issued during the six months ended September 30, 2022.

Note 5 - Related Party Transactions

Receivable from and Payable to Officer

The sole officer of the Company has advanced and received funds to and from the Company for operations and working capital. The net amount of this type of transaction resulted in a payable to the officer as of September 30, 2022 of $38,790 and $2,496 as of March 31, 2022.

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

Note 7 - Subsequent Events

Subsequent events have been evaluated through the date these financial statements were issued, and no other events required disclosures.

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

Results of Operations

For the Three Months Ended September 30, 2022 and 2021:

 Revenue

The Company did not record revenue for the three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, were $15,369, as compared to $87,163 for the three months ended September 30, 2021. The decrease is primarily attributable to lower software development expenses.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2022 and 2021, respectively of $15,369 and $87,163. The decrease is primarily attributable to lower software development expenses.

For the Six Months Ended September 30, 2022 and 2021:

Revenue

The Company did not earn revenue for the six months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the six months ended September 30, 2022, were $19,663 as compared to $87,163 for the six months ended September 30, 2021 due to lower software development expenses.

Net Loss

The Company recorded a net loss for the six months ended September 30, 2022 and 2021, respectively of $19,663 and $87,163. The decrease is primarily attributable to lower software development expenses.

Liquidity and Capital Resources

At September 30, 2022, we had a working capital deficit of $32,139 primarily due to the net loss of $19,663.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Net Cash

Net cash provided by operating activities for the six months ended September 30, 2022 was $16,631, and net cash used in operations was $87,163 for the six months ended September 30, 2021.

Going Concern Analysis

The Company had a net loss of $19,663 and $87,163 for the six months ended September 30, 2022 and 2021, respectively. On September 30, 2022, we had cash and cash equivalents of approximately $26,650, a working capital deficit of $32,139 and an accumulated deficit of $9,443,585. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we will be successful in raising capital that will provide the funds necessary to fund operations and enhance the production of revenue.

As of September 30, 2022, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Form 10-K annual report.

It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities.

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

CREEK ROAD MINERS, INC.

Date: November 17, 2022	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

 EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1.	I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2022 of Ecrid, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 17, 2022	By:	/s/ Cleveland Gary
Cleveland Gary President and Chief Executive (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Cleveland Gary, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2022 of Ecrid, Inc.;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 17, 2022	By:	/s/ Cleveland Gary
Cleveland Gary Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2022	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Ecrid, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Cleveland Gary, Principal Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the period ended September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the period ended September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2022	By:	/s/ Cleveland Gary
Cleveland Gary
Principal Financial Officer