Form 10-Q
period 2023-06-30
ECRID, INC
filed 2025-05-14
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-255110

ECRID, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3617248
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1320 S. Federal Hwy, Suite 215

Stuart, FL34994

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

As of March 12, 2025, there were 301,889,503 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

June 30, 2023

Ecrid, Inc.

Condensed Balance Sheets

	June 30, 2023	March 31, 2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$89	$577

Total Assets	$89	$577

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$20,000	$20,000
Payable to officer	67,267	43,517
Total Liabilities	87,267	63,517

Commitments and contingencies	-

Stockholders’ Deficit
Preferred stock, value
Common stock par value $0.0001: 700,000,000 shares authorized; 301,889,503 shares issued and outstanding, respectively	30,190	30,190
Additional paid-in capital	11,521,079	11,521,079
Accumulated deficit	(11,638,447)	(11,614,209)
Total Stockholders’ Deficit	(87,178)	(62,940)

Total Liabilities and Stockholders’ Deficit	$89	$577

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

For the Three Months Ended June 30,

(unaudited)

	2023	2022
		(restated)

Revenues	$-	$-

Operating expenses
General and administrative	24,238	26,458

Total operating expenses	24,238	26,458

Loss from operations	(24,238)	(26,458)
Other income (expenses)
Loss before income tax provision	(24,238)	(26,458)
Income tax provision	-	-

Net loss	$(24,238)	$(26,458)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	301,889,503	291,437,664

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Ended June 30, 2023 and 2022

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Retained Earnings/
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2023	301,889,503	$30,190	$11,521,079	$(11,614,209)	$(62,940)
Net loss		-	-	(24,238)	(24,238)
Balance at June 30, 2023	301,889,503	$30,190	$11,521,079	$(11,638,447)	$(87,178)

Balance at March 31, 2022 (restated)	291,389,503	$29,140	$10,612,305	$(10,653,922)	$(12,477)
Common stock issued for services	100,000	10	21,986		21,996
Net loss		-	-	(26,458)	(26,458)
Balance at June 30, 2022 (restated)	291,489,503	$29,150	$10,639,291	$(10,680,380)	$(16,939)

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended June 30,

(unaudited)

	2023	2022
		(restated)

Cash Flows From Operating Activities:
Net loss	$(24,238)	$(26,458)
Stock based compensation	-	21,996
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	-	-
Other	-	-
Net Cash Provided by Operating Activities	(24,238)	(4,462)

Cash flows from Investing Activities	-	-

Cash flows from Financing Activities
Proceeds from (payments to) officer	23,750	(3,467)
Net Cash Provided by (used in) Financing Activities	23,750	(3,467)

Net change in cash and cash equivalents	(488)	(7,929)

Cash and cash equivalents at beginning of reporting period	577	10,019

Cash and cash equivalents at end of reporting period	$89	$2,090

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

June 30, 2023

Notes to the Condensed Financial Statements

(unaudited)

Note 1. – Business Organization and Nature of Operations

DPOLLUTION INTERNATIONAL, INC. (the “Company” formerly Ram Gold & Exploration, Inc.) was incorporated under the laws of the State of Delaware on February 6, 1987 under the name of Shopping at Home Television Network, Inc. In December 1987, the Company changed its name to TV Net, Inc. In February 1989, the Company changed its name to Vegas Chips, Inc. In October 1996, the Company changed its name to Skydoor Media and Entertainment, Inc. and then to Ice Holdings, Inc. In 1997, Ice Holdings, Inc. was formed in the State of Nevada and in 1999, Ice Holdings, Inc. (Nevada) merged with Ice Holdings, Inc. (Delaware) with Ice Holdings, Inc. (Nevada) becoming the survivor of the merger. In December 2006, the Company changed its name to Gaia Resources, Inc. and in January 2008, the Company changed its name to Ram Gold & Exploration, Inc. On July 27, 2010, the Company changed its name to Dpollution International, Inc. Since the disposal of the Company’s assets and the cessation of operations, the majority control of the Company changed several times between 1995 and 2008. On July 10, 2010, the Company acquired 100% ownership in Dpolution, Inc., a private company operating in Quebec, Canada that owned and controlled technologies for pollution reduction and improved vehicle mileage. The Company liquidated its business in 2013.

The DPollution Asset Purchase Agreement was completed July1,2017 by ECRID,Inc. FINRA approved ECRID Corporate Action Request on October 13, 2017. The new stock symbol is ECDD. ECRID’s primary objective going forward is to grow its membership base by offering its services to each of its members to establish or create their own ECRID CREDIT PROFILE (positive trade lines) to immediately validate their credit worthiness to ECRID CERTIFIED LENDERS for home, car, retail credit, credit cards, and personal loans.

Note 2. – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2023 and notes thereto contained as filed with the Securities and Exchange Commission.

Restatement

The financial statements for the three months ended June 30, 2022 were restated due to the timing of shares of common stock issued for services during the fiscal year ended March 31, 2022 and the three months ended June 30, 2022. The following table outlines the details of the restatement:

June 30, 2022	As reported	Change	As Restated
Condensed Balance Sheet
ASSETS
Current Assets
Cash and cash equivalents	$-	2,090	$2,090
Receivable from officer	7,571	(6,600)	971
Total current assets	7,571		3,061
Total assets	$7,571		$3,061
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$24,341	4,341	$20,000
Payable to officer	-		-
Total current liabilities	24,341		20,000
Total liabilities	24,341		20,000
Stockholders' deficit
Common stock, par value $0.0001 per share,	28,890	(260)	29,150
Additional paid in capital	9,382,555	(1,251,737)	10,634,292
Accumulated deficit	(9,428,215)	1,252,166	(10,680,381)
Total stockholders' equity (deficit)	(16,770)		(16,939)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$7,571		$3,061

Three Months Ended June 30, 2022
Condensed Statements of Operations
Revenues	$-		$-
Operating expenses:
General and administrative	4,293	22,165	26,458
Total operating expenses	4,293	22,165	26,458
Loss from operations	(4,293)	(22,165)	(26,458)
Other expenses:	-		-
Net loss before income taxes	(4,293)	(22,165)	(26,458)
Provision for income taxes	-		-
Net loss before income taxes	$(4,293)	(22,165)	$(26,458)

Fiscal year

The Company has elected a fiscal year ending on March31.

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximate the fair value due to the relatively short period to maturity for these instruments.

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

Revenue Recognition

The Company has not recognized any revenues to date. If the Company has revenues in the future, the Company will adopt the revenue recognition requirements as outlined in Topic 606, Revenue from Contracts with Customers. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1)	Identify the contract with a customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price
4)	Allocate the transaction price to performance obligations in the contract
5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company will recognize cost of revenues in the period in which the revenues was earned.

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

IncomeTaxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 –Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations include the dilutive effect of common stock equivalents in years with net income. The Company has no dilutive instruments as of June 30, 2023 and March 31, 2023.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of June 30, 2023, the Company had an accumulated deficit of $11,638,447 and $89 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share of common share held. A controlling interest was purchased on June 14, 2017. As of June 30, 2023 and March 31, 2023, the Company had 301,889,503 common shares issued and outstanding.

No common shares were issued during the three months ended June 30, 2023.

The Company issued 100,000 shares of its common stock for media radio services and recognized an expense of $21,996 during the three months ended June 30, 2022.

Note 5 – Related Party Transactions

Receivable from and Payable to Officer

The sole officer of the Company has advanced and received funds to and from the Company for operations and working capital. The net amount of this type of transaction resulted in a payable to the officer as of June 30, 2023 and March 31, 2023 of $67,267 and $43,517, respectively.

Note 6 – Commitments and Contingencies

The Company has no commitments, litigation or other contingencies.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

Note 7 - SubsequentEvents

The officer advanced an additional $40,254 through March 31, 2025, the date these financial statements were available to be issued.

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

Next, we determine the feasibility of making our product a success. We consider our product a success when the members are getting approved for a home, car, credit card, personal loan and other products and services that can be financed within each member's income to debt ratio range. Using the Ecrid Credit Analysis Tool, it creates for the borrower and lender a win/win situation because the borrower’s chances of defaulting on the loan is highly unlikely because the approval is based on what each member can afford to pay.

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

Results of Operations

For the Three Months Ended June 30, 2023 and 2022:

Revenue

The Company did not record revenue for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, were $24,238, as compared to $26,458 for the three months ended June 30, 2022. The increase is primarily attributable to higher software development expenses.

Net Loss

The Company recorded a net loss for the three months ended June 30, 2023 and 2022, respectively of $24,238 and $26,458. The increase is primarily attributable to higher software development expenses.

Liquidity and Capital Resources

At June 30, 2023, we had a working capital deficit of $87,178 primarily due to the net loss of $24,238 and no operations to date.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Net Cash

Net cash used in operating activities for the three months ended June 30, 2023 and 2022 was $24,238 and $4,462, respectively.

Going Concern Analysis

The Company had a net loss of $24,238 and $26,458 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023 we had cash and cash equivalents of $89, a working capital deficit of $87,178 and an accumulated deficit of $11,638,447. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we will be successful in raising capital that will provide the funds necessary to fund operations and enhance the production of revenue.

As of June 30, 2023, the Company had no off-balance sheet arrangements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default with respect to any indebtedness of the Company.

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

ECRID, INC.

Date: May 14, 2025	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

