Form 10-Q
period 2022-12-31
ECRID, INC
filed 2025-08-06
CIK 811868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 15, 2023, there were 291,489,503 shares outstanding of the registrant’s common stock.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ecrid, Inc.

December 31, 2022

Ecrid, Inc.

Condensed Balance Sheets

	December 31, 2022	March 31, 2022
	(restated)	(restated)
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,137	$10,019

Total Assets	$5,137	$10,019

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$20,000	$20,000
Payable to officer	36,953	2,496
Total Liabilities	56,953	22,496

Commitments and contingencies

Stockholders’ Deficit

Common stock par value $0.0001: 700,000,000 shares authorized; 291,489,503 as of December 31, 2022 and 291,389,503 as of March 31, 2022 shares issued and outstanding, respectively	29,150	29,140
Additional paid-in capital	10,634,291	10,612,305
Accumulated deficit	(10,715,257)	(10,653,922)
Total Stockholders’ Deficit	(51,816)	(12,477)

Total Liabilities and Stockholders’ Deficit	$5,137	$10,019

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021,	December 31, 2022	December 31, 2021
	(restated)		(restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	19,646	2,608	61,335	89,771

Total operating expenses	(19,646)	(2,608)	(61,335)	(89,771)

Loss from operations	(19,646)	(2,608)	(61,335)	(89,771)
Other income (expenses)
Loss before income tax provision	(19,646)	(2,608)	(61,335)	(89,771)
Income tax provision	-	-	-	-

Net loss	$(19,646)	$(2,608)	$(61,335)	$(89,771)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	283,893,944	283,893,944	291,469,317	283,893,944

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three and Nine Months Ended December 31, 2022 and 2021

(unaudited)

			Additional		Stock	Total
	Common Stock		Paid-in	Accumulated	Subscription	Retained Earnings/
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Three Months Ended December 31, 2022 (restated) and 2021

Balance at September 30, 2022(restated)	291,489,503	$29,150	$10,634,291	$10,695,612	$-	$(32,170)
Net loss (restated)		-	-	(19,646)	-	(19,646)
Balance at December 31, 2022 (restated)	291,489,503	$29,150	$10,634,291	$(10,715,257)	$-	$(51,816)

Balance at September 30, 2021	283,893,944	28,390	8,747,589	(7,792,510)	(1,035,000)	(51,531)
Net loss		-	-	(2,608)	-	(2,608)
Balance at December 31, 2021	283,893,944	$28,390	$8,747,589	$(7,795,118)	$(1,035,000)	$(54,139)

Nine Months Ended December 31, 2022 (restated) and 2021

Balance at March 31, 2022 (restated)	291,389,503	$29,140	$10,612,305	$(10,653,922)	$-	$(12,477)
Common stock issued for services	100,000			-	-	21,996
Net loss		-	-	(61,335)	-	(61,335)

Balance at December 31, 2022 (restated)	291,489,503	$29,150	$10,634,291	$(10,715,257)	$-	$(51,816)

Balance at March 31, 2021	283,893,944	$28,390	$8,747,589	$(7,705,347)	$(1,035,000)	$35,632
Net loss		-	-	(89,771)	-	(89,771)
Balance at December 31, 2021	283,893,944	$28,390	$8,747,589	$(7,795,118)	$(1,035,000)	$(54,139)

See accompanying notes to the unaudited condensed consolidated financial statements.

Ecrid, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended December 31,
	2022	2021
	(restated)

Cash Flows From Operating Activities:
Net loss	$(61,335)	$(89,771)
Stock based compensation for services	21,996	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to/from officer	34,456	(78,725)
Accounts payable and accrued expenses		231,800
Other	1	-
Net Cash Provided by (Used in) Operating Activities	(4,882)	63,304

Cash flows from Investing Activities	-	-

Cash flows from Financing Activities	-	-

Net change in cash and cash equivalents	(4,882)	63,304

Cash and cash equivalents at beginning of reporting period	10,019	-

Cash and cash equivalents at end of reporting period	$5,137	$68,304

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

Ecrid, Inc.

December 31, 2022

Notes to the Condensed Financial Statements

(unaudited)

Note 1. - Organization, History and Business

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

Note 2. – Significant and Critical Accounting Principles and Practices

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2022 and notes thereto contained as filed with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations include the dilutive effect of common stock equivalents in years with net income. The Company has no dilutive instruments as of December 31, 2022 and March 31, 2022, respectively.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2022, the Company had an accumulated deficit of $10,715,257 and $5,137 in cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s Capital requirements will depend on many factors, including the success of the Company’s service offering operations and its efforts to raise capital. The financial statements of Company do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share of common stock held. A controlling interest was purchased on June 14, 2017. As of December 31, 2022, the Company had 291,489,503 common shares issued and outstanding.

The Company issued 100,000 shares of common stock during the nine months ended December 31, 2022 for services and recognized an expense of $21,996.

Note 5 - Related Party Transactions

Receivable from and Payable to Officer

The sole officer of the Company has advanced and received funds to and from the Company for operations and working capital. The net amount of this type of transaction resulted in a payable to the officer as of December 31, 2022 of $36,953 and $2,496 as of March 31, 2022.

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

The process for creating and the related online software, database and system becomes popular and more and more clients seeking to be able to borrow funds will begin using the Ecrid scoring system. For purposes of demand and marketability, choosing a format that is on demand is vital (consumers are desperate to borrow funds to assist their finances), and this is why a proper needs assessment is essential. We consider it the most important aspect of the entire process.

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

Results of Operations

For the Three Months Ended December 31, 2022 and 2021:

 Revenue

The Company did not record revenue for the three months ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2022, were $19,646, as compared to $2,608 for the three months ended December 31, 2021. The increase is primarily attributable to higher software development expenses.

Net Loss

The Company recorded a net loss for the three months ended December 31, 2022 and 2021, respectively of $19,646 and $2,608. The increase is primarily attributable to higher software development expenses.

For the Nine Months Ended December 31, 2022 and 2021:

Revenue

The Company did not earn revenue for the nine months ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the nine months ended December 31, 2022, were $61,335 compared to $89,771 for the nine months ended December 31, 2021 due to lower software development expenses during the period.

Net Loss

The Company recorded a net loss for the nine months ended December 31, 2022 and 2021, respectively of $61,335 and $89,771. The decrease is primarily attributable to lower software development expenses.

Liquidity and Capital Resources

At December 31, 2022, we had a working capital deficit of $51,816 primarily due to the net loss of $61,335.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Net Cash

Net cash used in operating activities for the nine months ended December 31, 2022 was $4,882, and net cash provided by operations was $63,304 for the nine months ended December 31, 2022.

Going Concern Analysis

The Company had a net loss of $61,335 and $89,771 for the nine months ended December 31, 2022 and 2021, respectively. On December 31, 2022, we had cash and cash equivalents of approximately $5,137, a working capital deficit of $51,816 and an accumulated deficit of $10,715,257. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and believe that we will be successful in raising capital that will provide the funds necessary to fund operations and enhance the production of revenue.

As of December 31, 2022, the Company had no off-balance sheet arrangements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECRID, INC.

Date: August 5, 2025	By:	/s/ Cleveland Gary
	Name:	Cleveland Gary
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

